Form 10-K
period 1993-12-31
FAIRWOOD CORP
filed 1994-03-31
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                     December 31, 1993
                          ---------------------------------------------------
                                     OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                       to
                               ---------------------    ---------------------
Commission file number                         0-18446
                       -----------------------------------------------------

            Fairwood Corporation, formerly MHS Holdings Corporation
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
- -------------------------------------------        -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         c/o Mohasco Corporation
    4401 Fair Lakes Court, Fairfax, VA                        22033
- -------------------------------------------        --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        703-968-8015
                                                   -------------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          ------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                      Warrants to Purchase Common Stock
                      ---------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No
                                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1994.

On February 28, 1994, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

       The Exhibit Index is located on sequential page numbers 48-51.

                                     PART I



ITEM 1.  BUSINESS

    Fairwood Corporation, formerly MHS Holdings Corporation ("Fairwood" or the "Company"), is a privately-held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Limited ("CVCL") for the purpose of acquiring all of the common stock of Mohasco Corporation ("Mohasco").

    In 1988 Fairwood, through its wholly-owned subsidiary MHS Acquisition Corporation ("Acquisition"), acquired by tender offer a majority of the common stock of Mohasco. In September 1989, Acquisition was merged with Mohasco (the "Merger") and Mohasco thereby became a wholly-owned subsidiary of Fairwood.

    The principal executive offices of the Company are located at c/o Mohasco Corporation, 4401 Fair Lakes Court, Suite 100, Fairfax, Virginia 22033. The Company's primary asset is all of the common stock of Mohasco.

    On December 31, 1988, Mohasco sold all of the issued and outstanding capital stock of its wholly owned subsidiaries, Mohasco Carpet Corporation ("Carpet") and Cort Furniture Rental Corporation ("Rental"). In connection with the sale of the capital stock of Rental, the Company received an aggregate amount of approximately $151.1 million, in the form of promissory notes and assumption of long-term indebtedness and lease obligations of Rental. Approximately $21.0 million of the promissory notes was prepaid in December 1989 and the balance was prepaid in January 1990.

    In an effort to better meet the service and delivery requirements of West Coast customers and to further penetrate the large West Coast regional market, the Company opened an upholstered furniture manufacturing plant in Ontario, California in the last quarter of 1990 and expanded this operation by adding a warehouse in 1992. Correspondingly, the Company's Clinton, North Carolina plant was closed in 1991 due to a shift in the geographical demand for the Company's upholstered furniture and such plant is under contract for sale. Clinton production was shifted to New Albany and Okolona, Mississippi and Ontario, California.

    On March 10, 1992, Mohasco, the Company's principal operating subsidiary, entered into two Agreements and Plans of Merger, which provided for the disposition of two wholly owned subsidiaries, Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") to Chromcraft Revington, Inc., an affiliate. The mergers were consummated on April 23, 1992 and the proceeds of the disposition were used by Mohasco to repay long-term debt owed to Court Square Capital Limited ("CSCL"), an affiliate of CVCL, under Mohasco's Credit Agreement with CSCL (the "Credit Agreement").

    Through its subsidiaries, the Company manufactures upholstered stationary and motion furniture, furniture mechanisms for motion furniture, such as sleepers, recliners and rockers and mechanisms for office furniture, hospital beds and related health care products.

OPERATIONS

    The Company, through its subsidiary, Mohasco, and Mohasco's subsidiaries, serves selected segments of the highly diversified $19+ billion residential furniture market. The Company's operations engage in the manufacture and sales of a diversified line of upholstered furniture under several brand names, as well as furniture mechanisms. While most of its products are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

    Mohasco entered the furniture industry through a series of acquisitions commencing in 1964. There are currently three separate operating companies, organized as two subsidiaries of Mohasco. Each company markets and manufactures one or more specific brands of furniture. The Stratford Company ("Stratford") makes and sells mid-priced upholstered stationary and motion furniture under the brand names of Stratford, Stratolounger, Stratopedic and Avon. The Barcalounger Company ("Barcalounger") manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners. Super Sagless Corporation ("Super Sagless") is a major fabricator of recliner, incliner, rocker, glider and sleeper mechanisms which are sold throughout the furniture industry. In 1992, Super Sagless added the tilt swivel for office chairs to its line of mechanisms and entered the hospital bed market with a portable hospital bed for home use as well as a line of beds for hospitals and related products.

    The furniture industry is affected to a substantial degree by style, value and fashion. The subsidiaries of Mohasco participate in important furnishings market showings held during the year in a number of larger cities to acquaint retailers with the significant number of new products introduced each year. The Company frequently reviews its product lines to evaluate whether minor or major restyling of such lines is warranted. To generate new product and style ideas based upon consumer and retailer response, the companies maintain in-house design staffs and contract with outside designers. The designers consult with manufacturing management to analyze the economic feasibility of producing new products based on their designs.

    The marketing strategy of Stratford is to maintain and increase its market share in the upholstered furniture market by anticipating trends in furniture fashions and responding to the many changes in consumer and retailer demand. Stratford's goal is to provide moderate pricing and to offer selling support at the retail level for customers in the form of sales aids, promotions, advertising plans and programs as well as training for the retail customers' salespeople. Accordingly, management must develop product lines with appealing style, in various targeted price ranges that provide good value via efficient production methods and technologies. This adaptive process requires market sensitivity, a close and empathetic relationship with retailers, and tight controls with flexibility in the manufacturing process. Stratford is extremely proud of its reputation as an innovator in modular and motion upholstery furniture designs and the high-quality tailoring of its products compared to similarly and higher-priced competitive furniture.

    Barcalounger targets a selected market for its high-end recliner chair and living room motion furniture. Barcalounger sells mainly to furniture stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products. The value and fine quality of their furniture is apparent as only hardwood frames are used and only the finest leathers and fabrics are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the more expensive segment of the motion furniture industry. They have the distinction of introducing the latest technology in motion mechanisms which they design, develop and tool for their own exclusive use.

    Approximately 30%, 25% and 28% in 1993, 1992 and 1991, respectively, of Super Sagless' production of mechanisms were sold to other Mohasco subsidiaries and the remainder were sold to other furniture manufacturers who do not manufacture their own mechanisms. The health care product line is sold to dealers. Super Sagless operates a large metal fabrication plant with low, well controlled costs. Super Sagless' marketing strategy is to press this advantage to expand their sales to motion furniture and office chair manufacturing while continuing to seek other related metal fabrication sales in other industries and developing and expanding their health care product line business.

    Stratford and Barcalounger are well known in the furniture industry which is characterized by a large number of relatively small manufacturers. The following are among the Company's larger competitors: Masco Corporation, Interco Industries, La-Z-Boy, Sealy, LADD Furniture, and Bassett.
Competition is intense at all levels, stressing price, style, fabric and product finish.


FACTORS AFFECTING THE HOME FURNISHINGS INDUSTRY

    The furniture industry as a whole is affected by demographics, household formations, the level of personal discretionary income, household mobility and the rate of new home construction. There exists a substantial replacement market that is relatively less affected by these factors.


RESEARCH AND DEVELOPMENT

    Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, the Company believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, the Company conducts research and development activities which are decentralized and directed by the individual operating companies.

    The operating divisions, excluding Chromcraft and Peters-Revington, expended a total of $22,030,000 in the past five years for research and development programs of which $4,043,000, $3,853,000 and $4,325,000 were expended in 1993, 1992 and 1991, respectively.


EMPLOYEES

    The Company and its subsidiaries employed 3,539 persons at December 31, 1993. Mohasco has a long record of generally harmonious relations with employees.

BACKLOG

    The backlog of orders among the Company's furniture operations was approximately $26,345,000 at December 31, 1993 and approximately $24,110,000 at December 31, 1992. It is expected that the backlog at December 31, 1993 will be filled in the current year. The Company does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.


SEASONALITY AND CUSTOMERS

    There are seasonal factors which affect the Company's business. Spring and fall are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of the Company's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of the Company's activities for vacation periods of one or two weeks in July has a limiting effect on production as well as sales. The Company maintains adequate levels of inventory to meet seasonal demands.

    Sears accounted for approximately sixteen, thirteen and nine percent of the Company's furniture sales during the years 1993, 1992 and 1991, respectively. Export sales have not been significant.


ENVIRONMENTAL AND RAW MATERIALS

    In 1993, there were no significant effects upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    Raw materials purchased by the Company are all procured in the open market from a number of suppliers. In general, no major difficulties have been experienced in obtaining raw materials.


PATENTS

    Patents are not a significant consideration in the manufacture of most of the Company's products. The Company does not believe that its operating income is materially dependent on any one patent or license or group of related patents or licenses.



ITEM 2.  PROPERTIES

    The furniture manufacturing activities of the Company are conducted in modern facilities of suitable construction. These facilities are in good operating condition, reasonably maintained and contain reasonably modern equipment. All of the principal items of machinery and equipment located in these facilities are owned by the subsidiaries of Mohasco.

    The Company's subsidiaries also lease showroom and warehouse space throughout the United States for display and storage of products. Mohasco owned until March 1993 an office building located in Fairfax, Virginia. Office space is now leased.

    The Company believes that the plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

    As of December 31, 1993, the Company's subsidiaries have twelve plants and furniture facilities located in three states, California, North Carolina and Mississippi, occupying a total of approximately 3.0 million square feet. Of these plants and facilities, a total of approximately .1 million square feet of floor space is owned by the subsidiaries of Mohasco. A total of 2.9 million square feet is leased under long-term leases with various municipalities and counties with various expiration dates extending to 2048.

    Substantially all of the assets of Mohasco and its subsidiaries are subject to a lien in favor of CSCL granted in connection with the Credit Agreement.


ITEM 3.  LEGAL PROCEEDINGS

    The Internal Revenue Service ("IRS") has completed the audit examination of the consolidated Federal income tax returns of the Company and its subsidiaries, including Mohasco (the "Consolidated Group"), for the years ended December 31, 1988 through December 31, 1991, and has delivered to the Company a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust the Company's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal income tax arising from the proposed adjustments is approximately $63 million, before applicable statutory interest. The Company estimates that the aggregate proposed liability would, together with statutory interest through the year ended December 31, 1993, and net of any applicable deduction for such interest, total $90 million. The principal issues addressed in the RAR are (i) the proposed disallowance of approximately $164 million of interest expense claimed by the Consolidated Group with respect to debt incurred in connection with the 1988 acquisition of Mohasco by the Company under the theory that such debt should be recharacterized as equity for tax purposes, (ii) the proposed disallowance of approximately $18 million of investment banking, legal and other fees incurred by the Consolidated Group and deducted in the years in issue under the theory that such expenses are capital in nature and related theories, and (iii) the proposed disallowance of approximately $4 million of compensation expense deducted by the Consolidated Group under the theory that such expense constitutes non-deductible "golden parachute" payments. The Company believes that the proposed adjustments are in error and intends to contest vigorously this matter. Under available administrative procedures, the Company will protest the proposed adjustments and request a conference or conferences with the IRS Appeals division. Depending upon the outcome of discussions of the issues with the IRS Appeals division, the Company may litigate one or more of the issues.

    On October 14, 1993, Mohasco was served with a complaint filed in U.S. District Court in Philadelphia by third party plaintiffs against Mohasco and its former subsidiary, Sloane Blabon Corporation, which engaged in the linoleum business, U.S. vs. Berks Associates, et al., Civ. No. 91-4868, U.S.D.C., E.D. PA.

The original complaint in the case was filed by the Environmental Protection Agency against Berks Associates and others to recover over $200 million from twelve defendants (not including Mohasco) for costs incurred or to be incurred in connection with the investigation and remediation of a Super Fund site in Douglasville, PA. The original defendants then sued over 600 third party defendants to share in the liability, if any. Sloane Blabon is alleged to have disposed of benzine at the site from 1949 through May, 1953, when Sloane Blabon sold the relevant assets to Congoleum Corporation. During that period, Sloane Blabon disposed of substantial quantities of benzine to Berks Associates at the Douglasville site. The Company does not believe its disposals were toxic as alleged. The damages sought from Sloane Blabon and Mohasco are unspecified.
On November 1, 1993, the Company filed a Notice and Certification denying the charges. The Company believes the charges are without merit and that it has valid defenses to the claims. At present, no trial date has been set.

     As of the date hereof, there are certain other legal proceedings pending, which arise out of the normal course of the Company's business, the financial risk of which is not considered material in relation to the consolidated financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Not applicable.



                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

    The Registrant's common stock is privately held. At year end 1993 and 1992, there were three shareowners of the Company's common stock. No dividends were declared on the Company's common stock in 1993 and 1992. The ability of the Company to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to the Company's debt. Futhermore, the ability of Mohasco and its subsidiaries to transfer monies to the Company (including without limitation by dividend or distribution) is restricted by instruments relating to Mohasco's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to the Company's Consolidated Financial Statements set forth in Item 8.

    Common stock purchase warrants issued by the Registrant in connection with the Merger are held by the public. The common stock purchase warrants become exercisable in September 1994. See Note 4 to the Company's Consolidated Financial Statements set forth in Item 8. The warrant exercise price is $1 per share (subject to adjustment). There is no established market for the Registrant's common stock purchase warrants.

ITEM 6.  SELECTED FINANCIAL DATA



                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                      Five Year Summary of Financial Data
               (Dollar Amounts in Millions Except Per Share Data)

                                           Years ended December 31,
                                 --------------------------------------------
                                 1993      1992      1991      1990      1989
                                 ----      ----      ----      ----      ----
Net sales                    $  261.4     267.0     341.4     335.2     397.0

Loss from continuing
 operations                    ( 46.9)   (159.1)   ( 49.9)   ( 37.5)   ( 19.0)

Loss from discontinued
 operations                         -         -         -    ( 28.5)   (  4.8)

Loss before extraordinary
 items                         ( 46.9)   (159.1)   ( 49.9)   ( 66.0)   ( 23.8)

Extraordinary items                 -       1.9         -         -    (   .1)

Net loss                       ( 46.9)   (157.2)   ( 49.9)   ( 66.0)   ( 23.9)

Total assets                    113.6     105.1     277.8     291.4     414.5

Long-term debt, including
 current maturities             386.0     330.8     370.8     330.4     383.0

Redeemable preferred stock         .1        .1        .1        .1        .1

Dividends per common share          -         -         -         -         -


The Company acquired Mohasco in a purchase transaction deemed to be effective as of July 3, 1988. In 1992, the excess of purchase cost over fair value of assets acquired in the purchase of Mohasco was written off due to the determined unrecoverability of these costs. Also in 1992, operations data includes the activities of Chromcraft and Peters-Revington for the period ended April 23, 1992. Accordingly, the data presented for 1993 and 1992 is not comparable with one another or prior periods.

The provision for income taxes associated with Rental's prepayment of promissory notes in 1989 and 1990 are reflected in discontinued operations.

For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 3 and 12 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   The following table indicates the percentage of sales accounted for by certain items in the Consolidated Statements of Operations.

                                             Percentage of Sales
                                      ---------------------------------
                                           Year Ended December 31,
                                      ---------------------------------

                                      1993          1992           1991
                                      ----          ----           ----
Net sales                            100.0%        100.0          100.0
Cost of sales                         84.7          87.6           85.2
                                     -----         -----          -----

                                      15.3          12.4           14.8
Selling, administrative
  and general expenses                14.5          19.3           18.3
                                     -----         -----          -----

Operating income (loss)                 .8         ( 6.9)         ( 3.5)
Interest income                         .1            .1             .1
Interest on indebtedness              17.9          16.4           13.1
Restructuring charge                     -          32.2              -
Other expenses, net                    1.4           2.5             .3
                                     -----         -----          -----

Loss before income taxes             (18.4)        (57.9)         (16.8)

Provision for income
  taxes (benefit)                    (  .5)          1.7          ( 2.2)
                                     -----         -----          -----

Loss before net operating
  loss carryforward                  (17.9)        (59.6)         (14.6)

Net operating loss carryforward          -            .7              -
                                     -----         -----          -----

Net loss                             (17.9)%       (58.9)         (14.6)
                                     =====         =====          =====


1993 VS 1992

     Net sales of approximately $261.4 million for 1993 decreased slightly from 1992 net sales of approximately $267.0 million, due to the disposition of Chromcraft and Peters-Revington in April 1992. Excluding Chromcraft and Peters-Revington, net sales for 1993 were approximately $261.4 million as compared to approximately $231.5 million for 1992, an increase of approximately 13%, primarily due to an increase in the number of units sold of upholstered furniture in 1993.

     Cost of sales decreased in 1993 to approximately $221.5 million from approximately $233.8 million in 1992, primarily due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, cost of sales were approximately $221.5 million and $206.9 million for 1993 and 1992, respectively, or 84.7% and 89.4% of sales for 1993 and 1992, respectively. The 4.7% reduction in cost of sales as a percentage of sales from 1992 to 1993, while sales increased approximately 13%, was primarily due to favorable manufacturing variances associated with higher volume of production and cost reduction and quality improvement programs at all subsidiary company manufacturing facilities. These programs include the streamlining of work flows, utilization of cellular production techniques, establishment of focused factory systems and implementation of benchmarking methods to lower and control both unit and factory overhead costs.

     Selling, administrative and general expenses decreased to approximately $38.0 million in 1993 from approximately $51.7 million in 1992, in part due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, selling, administrative and general expenses were approximately $38.0 million and $46.5 million for 1993 and 1992, respectively. This decrease in selling, administrative and general expenses from 1992 to 1993 is primarily due to more effective utilization of resources and reduction of personnel due to the consolidation of administrative functions.

     Other expenses, net, decreased approximately $2.4 million to approximately $4.3 million in 1993 from approximately $6.7 million in 1992, primarily due to recording in 1992 anticipated losses in connection with the sale, completed in March 1993, of the Company's Fairfax, Virginia office building, and the transfer of corporate functions to the operating companies, which were partially offset by 1993 losses on sales of property and costs associated with divested operations.


1992 VS 1991

     Net sales for 1992 decreased from 1991 sales of approximately $341.4 million to approximately $267.0 million, primarily due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, net sales for 1992 were approximately $231.5 million compared to approximately $225.3 million for 1991, an increase of approximately 2.8% primarily due to the number of units sold of upholstered furniture in 1992.

     Cost of sales for 1992 decreased to approximately $233.8 million from approximately $290.9 million in 1991, primarily due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, cost of sales were approximately $206.9 million and $203.8 million for 1992 and 1991, respectively, or 89.4% and 90.5% of sales for 1992 and 1991, respectively. The improvement in the percentage of sales is primarily due to favorable manufacturing variances associated with higher volume of production and a cost reduction program.

     Selling, administrative and general expenses decreased to approximately $51.7 million in 1992 from approximately $62.4 million in 1991, primarily due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, selling, administrative and general expenses were approximately $46.5 million and $46.4 million in 1992 and 1991, respectively.

     Other expenses increased approximately $5.8 million to approximately $6.7 million in 1992 from approximately $.9 million in 1991, primarily due to anticipated losses in connection with the sale, completed in March 1993, of the Company's Fairfax, Virginia office building and the transfer of many corporate functions to the operating companies.

     A restructuring charge of approximately $85.9 million in 1992 was due to the write-off of the excess of purchase cost over the fair value of assets acquired in the 1988 purchase of Mohasco due to the unrecoverability of these costs. The Company determined that the write up in assets resulting from the 1988 purchase was unrecoverable due to the continuing significant losses of the operating companies, and a lower of cost or market analysis of the Company's assets.

PROVISION FOR INCOME TAXES

     An income tax refund receivable, included in other accounts and notes receivable on the balance sheet, of approximately $1.4 million was recorded in 1993 due to an operating loss carryback. A cumulative effect of change in accounting principle of $2.1 million was recorded in 1993, which is described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. Due to the taxable income generated as a result of the disposition of Chromcraft and Peters-Revington, the Company provided for taxes of approximately $4.5 million in 1992, which were partially offset by the utilization of a net operating loss carry-forward of approximately $1.9 million, shown as an extraordinary item on the Consolidated Statements of Operations, yielding a net provision of approximately $2.6 million. The Company had a tax benefit of approximately $7.4 million in 1991 due to an operating loss carryback. Please refer to Note 3, Income Taxes, in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Capital requirements for operations during 1993 and 1992 were provided by financing channels and operating cash flow.

    The Company had working capital of approximately $43.3 million and $23.1 million at December 31, 1993 and 1992, respectively. At December 31, 1993, the Company had long-term debt of approximately $386.0 million of which $.2 million was current. Long-term debt at December 31, 1992 was approximately $330.8 million of which $.1 million was current. In April 1992, the proceeds to Mohasco from the disposition of Chromcraft and Peters-Revington were used to repay secured, senior debt of Mohasco and its subsidiaries in the approximate amount of $83 million. All outstanding debt at December 31, 1993 and 1992, excluding the merger debentures and capitalized lease obligations, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. The Company will attempt either to refinance, or negotiate an extension of, the debt payable to CSCL when due, although there can be no assurance that such attempts will be successful. Interest on the revolving credit loan of Mohasco and its subsidiaries is payable quarterly at 1 1/2% above the prime rate, which prime rate was 6.0% at December 31, 1993. Interest on the senior subordinated debentures of Mohasco is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15 1/2% and 16 7/8%, respectively. The Company has the option until April 1, 1995 to pay interest on its senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payments of interest due April 1, 1993 and October 1, 1993 on both the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, the principal amount of the Company's senior subordinated pay-in-kind debentures and merger debentures increased by $12.6 million and $8.0 million, respectively, since December 31, 1992. For further details on financing and debt see Note 4 to Consolidated Financial Statements.

    Capital additions were approximately $4.2 million, $3.2 million and $4.4 million for the years 1993, 1992 and 1991, respectively. Additions for 1994 are budgeted at approximately $5.1 million, primarily for the purchase of new manufacturing equipment.

    Mohasco is expected in 1994 to service debt from its cash flow from operations and available credit facilities. Throughout 1993, 1992 and 1991, Mohasco funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. However, during 1992 the proceeds to Mohasco from the disposition of Chromcraft and Peters-Revington of approximately $83 million were used to repay debt of Mohasco and its subsidiaries.

    The Company is dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through March 1994 to provide more favorable terms to Mohasco and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, relating to the revolving credit facility, Mohasco and its subsidiaries are generally restricted from transferring monies to the Company (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. Futhermore, Mohasco is subject to additional restrictions on transferring monies to the Company (including without limitation by dividend or distribution) under its senior subordinated debentures, which generally require the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of monies (including without limitation by dividend or distribution) under its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers. The Company anticipates that funds provided by operations and available credit facilities will be adequate in 1994 for the capital addition program, working capital requirements and any cash payments then due on the Company's debt.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1993 and 1992
Consolidated Statements of Operations for the Years ended December 31, 1993,
   1992 and 1991
Consolidated Statements of Common Stock and Other Shareowners' Equity (Deficit)
   for the Years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows for the Years ended December 31, 1993,
   1992 and 1991
Notes to Consolidated Financial Statements

                          Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:

We have audited the consolidated financial statements of Fairwood Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has been notified by the Internal Revenue Service of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost to the Company of approximately $90 million, including interest, through the year ended December 31, 1993. The Company has indicated that it disagrees with the proposed adjustments and intends to contest vigorously the positions taken by the Internal Revenue Service. The ultimate outcome of these proposed adjustments cannot presently be determined. Accordingly, no provision for any liability that may result upon ultimate resolution of these proposed adjustments has been recognized in the accompanying consolidated financial statements.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of January 1, 1993.


                                            /s/ KPMG Peat Marwick
                                            KPMG Peat Marwick

Washington, D.C.
February 7, 1994, except as to note (4)
which is as of March 25, 1994

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1993 and 1992
                       (In thousands except share data)

Assets (note 4)                                              1993          1992
- ------                                                       ----          ----
Current assets:
  Cash and cash equivalents                               $   3,968         5,993
                                                            -------       -------

  Accounts and notes receivable:
    Trade                                                    47,734        38,406
    Other                                                     1,718           651
                                                            -------       -------
                                                             49,452        39,057


    Less allowance for discounts and doubtful accounts        4,062         3,157
                                                            -------       -------
                                                             45,390        35,900
                                                            -------       -------


  Inventories (note 1)                                       31,175        23,958
  Prepaid expenses and other current assets (note 3)          3,678           398
                                                            -------       -------


               Total current assets                          84,211        66,249
                                                            -------       -------

Property, plant and equipment, at cost:

  Land                                                          233         1,617

  Buildings and improvements                                 20,685        29,046
  Machinery and equipment                                    28,916        27,079
  Leasehold improvements                                      2,633         2,555
  Construction in progress                                    1,961           896
                                                            -------       -------
                                                             54,428        61,193

  Less accumulated depreciation and amortization             28,685        26,778
                                                            -------       -------
                                                             25,743        34,415
                                                            -------       -------


Other assets                                                  3,601         4,487
                                                            -------       -------


                                                          $ 113,555       105,151
                                                            =======       =======

Liabilities and Deficit                                         1993       1992
- -----------------------                                         ----       ----
Current liabilities:
   Current maturities of long-term debt (notes 4 and 8)      $     150        145

   Accounts payable:
     Trade                                                       9,135      7,402
     Other (includes claims payable of $2,263 in
           1993 and $2,484 in 1992)                              4,810      6,833
   Accrued expenses (includes interest of $9,431 in

           1993 and $8,612 in 1992)                             21,070     26,880
   Federal and state income taxes                                5,709      1,920
                                                               -------    -------
     Total current liabilities                                  40,874     43,180
                                                               -------    -------



Long-term debt, less current maturities (notes 4 and 8):
   Revolving credit                                            160,427    125,730
   Senior subordinated debentures                               80,000     80,000

   Senior subordinated pay-in-kind debentures                   91,173     78,529
   Merger debentures                                            53,517     45,512
   Capitalized lease obligations                                   700        850
                                                               -------    -------
                                                               385,817    330,621
                                                               -------    -------

Deferred Federal income taxes (note 3)                           2,827          -
Other liabilities (note 7)                                       3,816      4,206
                                                               -------    -------
                                                                 6,643      4,206
                                                               -------    -------

Redeemable preferred stock (note 5):
   Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding

    1,000 shares.  Liquidation value $100 per share.               100        100
                                                               -------    -------


Common stock and other shareowners' deficit:

   Common stock, par value $.01 per share (notes 4 and 6):
     Class A voting, authorized 3,000,000 shares; issued
     and outstanding 500 shares.                                     -          -

     Class B non-voting, authorized 3,000,000 shares;
     issued and outstanding 999,800 shares.                         10         10

   Additional paid-in capital                                   55,938     55,938
   Retained Deficit                                           (375,827)  (328,904)
                                                               -------    -------

                                                              (319,879)  (272,956)
                                                               -------    -------

Commitments and contingencies (notes 3, 8, 11 and 12)
                                                             $ 113,555    105,151
                                                               =======    =======


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                  Years ended
                                    -----------------------------------------
                                    December 31,  December 31,   December 31,
                                       1993          1992           1991
                                       ----          ----           ----
                                               (In thousands)
Net sales                           $  261,451      267,043         341,362
                                       -------      -------         -------

Cost of sales                          221,519      233,824         290,914
Selling, administrative
 and general expenses                   37,985       51,652          62,356
                                       -------      -------         -------
                                       259,504      285,476         353,270
                                       -------      -------         -------

Operating income (loss)                  1,947     ( 18,433)       ( 11,908)

Interest income                            205          225             393
Interest on indebtedness (note 4)       46,846       43,781          44,900
Restructuring charge (note 1)                -       85,945               -
Other expenses, net                      4,296        6,711             925
                                       -------      -------         -------
Loss before income taxes,
 cumulative effect of change
 in accounting principle and
 extraordinary item                   ( 48,990)    (154,645)       ( 57,340)

Provision for income
 taxes (benefit) (note 3)                    -        4,512        (  7,439)
                                       -------      --------        -------


Net loss before cumulative
 effect of change in accounting
 principle and extraordinary item     ( 48,990)    (159,157)       ( 49,901)

Cumulative effect of change in
 accounting principle (note 1)           2,100            -               -

Extraordinary item (note 3):
 Reduction of income taxes
  arising from carryforward of
  prior year operating losses                -     (  1,925)              -
                                       -------      -------         -------



Net loss                            $ ( 46,890)    (157,232)       ( 49,901)
                                       =======      =======         =======


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Common Stock and
                      Other Shareowners' Equity (Deficit)
                  Years Ended December 31, 1993, 1992 and 1991


                                 (In thousands)




                                                                            Common
                                 Common Stock    Additional               Shareowners'
                               ----------------    Paid-in    Retained       Equity
                               Class A  Class B    Capital     Deficit     (Deficit)
                               -------  -------    -------    ---------    ---------
Balance January 1, 1991        $  -        10      24,990     (121,717)    ( 96,717)
Net loss                                                      ( 49,901)    ( 49,901)
Preferred stock dividends                                     (     26)    (     26)
                                ------  ------     ------     --------     ---------
Balance December 31, 1991         -        10      24,990     (171,644)    (146,644)
Capital contribution (note 2)                      30,948                    30,948
Net loss                                                      (157,232)    (157,232)
Preferred stock dividends                                     (     28)    (     28)
                                ------  ------     ------     --------     ---------
Balance December 31, 1992         -        10      55,938     (328,904)    (272,956)
Net loss                                                      ( 46,890)    ( 46,890)
Preferred stock dividends                                     (     33)    (     33)
                                ------  ------     ------     --------     ---------
Balance December 31, 1993      $  -        10      55,938     (375,827)    (319,879)
                                ======  ======     ======     ========     =========


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                              Years ended
                                                             -----------------------------------------
                                                             December 31,  December 31,   December 31,
                                                                 1993          1992           1991
                                                                 ----          ----           ----
                                                                          (In thousands)
Cash flows from operating activities:
  Loss before extraordinary item and cumulative effect       $ ( 48,990)    (159,157)      (  49,901)
  Gain from extraordinary item                                        -        1,925               -
  Cumulative effect of change in accounting principle             2,100            -               -
                                                               -----------------------------------------
  Net loss                                                     ( 46,890)    (157,232)      (  49,901)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                               3,905        8,417          10,209
      Amortization of goodwill                                        -        1,956           2,376
      Restructuring charge                                            -       85,945               -
      Loss on sale of property, plant and equipment                 431           87             170
      Loss, recognized in prior year, on sale of property         4,562            -               -
      Deferred income taxes                                       2,827            -       (     176)
Proceeds from pension plan reversion                                  -           69               -
Current period conversions of PIK debentures                     15,686       13,433           4,599
Changes in assets and liabilities:
        Accounts receivable                                    (  9,490)      10,884       (  13,740)
        Inventories                                            (  7,217)    (    636)          8,900
        Prepaid expenses and other current assets              (  3,280)    (     12)          8,688
        Accounts payable                                       (    290)       1,986       (   2,537)
        Accrued expenses                                       (    847)       4,560           8,802
        Federal and state income taxes                            3,789        1,920       (   6,148)
        Other, net                                                  496     (    229)          2,306
                                                               -----------------------------------------
Cash used - operating activities                               ( 36,318)    ( 28,852)      (  26,452)
                                                               -----------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (  4,206)    (  3,223)      (   4,359)
  Proceeds from disposition of property,
    plant and equipment                                           3,980          398             189
Proceeds from disposition of Chromcraft and
    Peters-Revington                                                  -       50,525               -
                                                               -----------------------------------------
Cash provided (used) - investing activities                    (    226)      47,700       (   4,170)
                                                               -----------------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                                   48,202       36,022          40,115
  Repayment of long-term debt                                  ( 13,650)    ( 61,039)      (   8,325)
  Dividends                                                    (     33)    (     28)      (      26)
                                                               -----------------------------------------
Cash provided (used) - financing activities                      34,519     ( 25,045)         31,764
                                                               -----------------------------------------

Increase (decrease) in cash and cash equivalents               (  2,025)    (  6,197)          1,142

Cash and cash equivalents:
  Beginning of period                                             5,993       12,190          11,048
                                                               -----------------------------------------
  End of period                                              $    3,968        5,993          12,190
                                                               =========================================



Supplemental schedule of cash flow information
- ----------------------------------------------
Cash paid during year for:
  Interest                                                   $   25,372       25,273          30,255
  Income taxes                                                      978        2,185           2,808

Conversion of accrued interest to PIK debentures                 20,649       17,697           8,525

Non-cash portion of proceeds from disposition of
  Chromcraft and Peters-Revington and debt repayment                  -       32,579               -


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements represent a consolidation of the financial statements of Fairwood Corporation ("Fairwood" or the "Company"), and Mohasco Corporation ("Mohasco") and all of its subsidiaries. All inter-company balances, transactions and profits have been eliminated in consolidation.

     Inventories

     All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method.

     A LIFO liquidation occurred during 1992 and 1991 but did not result in any significant reduction of cost of sales.

     The components of inventory at December 31 are as follows:

                                                    1993               1992
                                                    ----               ----
                                                         (In thousands)
        Raw materials                           $  20,371             13,555
        In process                                  9,487              9,154
        Finished goods                             14,346             13,214
                                                  -------            -------
        Inventories at first-in, first-out         44,204             35,923
        LIFO reserve                               13,029             11,965
                                                  -------            -------
        Inventories at LIFO                     $  31,175             23,958
                                                  =======            =======

     See "Restructuring Charge".

     Property, Plant and Equipment

     Depreciation and amortization of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives as follows: buildings and buildings capitalized under long-term leases from 30 to 45 years; machinery and equipment from 3 to 14 years; and leasehold improvements over the term of related leases.

     Long-term leases for manufacturing and warehousing facilities which were constructed by various local governmental bodies have been capitalized.

     Statements of Cash Flows

     Cash and cash equivalents include cash in banks and highly liquid short-term investments having a maturity of three months or less on the date of purchase.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



     Income Taxes

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates.

     Effective January 1, 1993, the Company adopted Statement 109. The adoption of Statement 109 resulted in a cumulative effect adjustment of $2,100,000 which reduced the net loss for 1993, and which is reflected in the 1993 statement of operations.

     Under the deferred method, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     Restructuring Charge

     In December 1992, the excess of purchase cost over the fair value of assets acquired in the 1988 and 1989 purchase of Mohasco was written off due to the unrecoverability of these costs. The charge includes the following costs:

                                             (In thousands)
          Inventories                           $ 13,633
          Property, plant and equipment            9,618
          Tradenames and goodwill                 62,694
                                                  ------
                                                $ 85,945
                                                  ======

     The Company determined that the write up in assets resulting from the purchase was unrecoverable due to the continuing significant losses of the operating companies, and a lower of cost or market analysis of the Company's assets.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(2)  Divestitures

     The disposition of Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") to Chromcraft Revington, Inc., an affiliate, occurred in April 1992. The proceeds from the disposition amounted to approximately $83.1 million, approximately $30.9 million greater than the net book value of the net assets of Chromcraft and Peters-Revington. Due to the affiliated nature of the transaction, the $30.9 million was accounted for as contributed capital. The proceeds were used to repay long-term debt owed Court Square Capital Limited ("CSCL"), an affiliate, under Mohasco's Credit Agreement with CSCL (the "Credit Agreement") relating to Mohasco's revolving credit facility. The disposition generated taxable income which resulted in a tax provision for the year 1992.

     During the four months ended April 23, 1992, Chromcraft and Peters-Revington generated net earnings of approximately $700,000. For 1991 Chromcraft and Peters-Revington generated net earnings of approximately $1,900,000.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements


(3)   Income Taxes

     As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993, which resulted in a cumulative effect adjustment of $2,100,000 which decreased the net loss for the year 1993. The effect of Statement 109 on the provision for income taxes for the year 1993 was not material.

     Components of the provision for income taxes (benefit) are summarized, in thousands, as follows:

                                                   Years ended
                                      ---------------------------------------
                                      December 31, December 31,  December 31,
                                          1993         1992          1991
                                      ------------ ------------  ------------
   Current:
      Federal                            $    -          3,225       (11,280)
      State and local                         -          1,287       ( 1,728)
                                           ------       ------        ------
                                              -          4,512       (13,008)

   Deferred                                   -            -           5,569
                                           ------       ------        ------

   Total provision for income
      taxes (benefit) before
      utilization of net operating
      loss carryforward                       -          4,512       ( 7,439)

   Net operating loss
      carryforward                            -        ( 1,925)          -
                                           ------       ------        ------

   Total provision for income
      taxes (benefit)                    $    -          2,587       ( 7,439)
                                           ======       ======        ======

     The differences between the actual taxes (benefit) and taxes (benefit) computed at the U.S. Federal Income tax rate of 34% are summarized as follows:

                                                   Years ended
                                      --------------------------------------
                                      December 31, December 31, December 31,
                                          1993         1992         1991
                                      ------------ ------------ ------------
                                                  (In thousands)
Tax benefit computed at U.S. rate      $(16,657)     (52,579)     (19,496)
Increase in valuation allowance          19,320          -            -
Net operating loss available for
    carryforward                            -            -          2,848
Taxable gain on disposition (note 2)        -         21,675          -
State taxes, net of Federal benefit     ( 2,499)         850      ( 1,140)
Net deferred tax benefits realized          -            -          5,569
Non-deductible depreciation from
    purchase accounting adjustments         -          1,448        2,932
Goodwill amortization and
    restructuring charge                    -         29,886          808
Other                                   (   164)       3,232        1,040
                                         ------       ------       ------
                                            -          4,512      ( 7,439)
Utilization of net operating
    loss carryforward                       -        ( 1,925)         -
                                         ------       ------       ------
Total provision for income taxes
     (benefit)                         $    -          2,587      ( 7,439)
                                         ======       ======       ======

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements


     The tax effects of temporary differences as of December 31, 1993, in thousands, are as follows:

        Deferred tax assets:
           Net operating loss carryforwards              $ 18,356
           Accounts receivable                              1,138
           Vacation and holiday pay                           655
           Accrued expenses                                 4,551
           Interest on merger debentures                    4,494
           Valuation allowance                            (26,367)
                                                           ------
                                                         $  2,827
                                                           ======

        Deferred tax liabilities:
           Property, plant and equipment                 $  2,827
                                                           ======

     The valuation allowance for deferred tax assets as of January 1, 1993 was $7,047,000. The net change in the total valuation allowance for the year ended December 31, 1993 was an increase of $19,320,000.

     At December 31, 1993, the Company's net operating loss carryforwards of approximately $48,356,000 expire in 2008.

     Certain timing differences exist which cause current income taxes actually payable to differ from the amounts provided as follows:

                                                            Years ended
                                                     -------------------------
                                                     December 31, December 31,
                                                         1992         1991
                                                     ------------ ------------
                                                         (In thousands)
Relocation costs                                     $   -            175
Co-Op Advertising                                        -            402
Vacation and holiday pay                                 -            998
Excess of tax over book depreciation                     -         (1,368)
Reserves and allowances, net                             -          1,134
Interest                                                 -          1,596
Contingencies                                            -            987
Pension and retirement expense                           -            438
Deferred compensation and fees                           -            781
Other                                                    -            426
                                                       -----        -----
Total deferred income tax
    expense (benefit)                                $   -          5,569
                                                       =====        =====


     Current deferred income tax benefits of $2,827,000 at December 31, 1993 are included in other current assets in the accompanying consolidated balance sheets.

     The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has delivered proposed adjustments that approximate a net tax cost of $90 million, including interest through the year ended December 31, 1993. The Company believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(4)  Long-term Debt

     In conjunction with the Company's acquisition of Mohasco by merger on September 22, 1989, certain bridge loans were refinanced with new debt, and in exchange for the approximately 6.85% of Mohasco common stock then outstanding, the Company issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants (as discussed below) to purchase, in the aggregate, 142,900 shares of the Company's Class A common stock. The assets of Mohasco and its subsidiaries are pledged as security for a portion of the new debt. Certain instruments related to the new debt were amended through March 1994. Among other things, these amendments extended certain debt due dates, increased certain debt limits and credit lines and modified selected financial covenant tests. Certain provisions of these instruments were waived at various times through April 1993. Proceeds from the disposition of Chromcraft and Peters-Revington were used to repay a portion of the new secured debt owed CSCL.

     The outstanding debt at December 31 was as follows (in thousands):

                                                    December 31, 1993
     Debt                      1993        1992       Interest Rates         Due
     ----                      ----        ----       --------------         ---
Revolving credit          $ 160,427     125,730      7 1/2%                  1996
Senior subordinated
 debentures                  80,000      80,000      18%                     1996
Senior subordinated pay-
 in-kind debentures          91,173      78,529      15 1/2%                 2001
Merger debentures            53,517      45,512      16 7/8%                 2004
Other                           850         995      6%                      1998
                            -------     -------
                            385,967     330,766
Less current maturities         150         145
                            -------     -------
                          $ 385,817     330,621
                            =======     =======

     All outstanding debt at December 31, 1993 with the exception of the merger debentures and other is payable to CSCL. Substantially all of the Company's debt instruments restrict the payment of dividends and the Credit Agreement with CSCL, relating to Mohasco's revolving credit facility, contains certain financial covenant tests. The Company plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due. The Company has the option until April 1, 1995 to pay interest on the senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Through October 1, 1993, the Company has issued additional securities in lieu of cash payments of interest.

     The aggregate maturities of long-term debt (including capitalized lease obligations) during the next five years and thereafter are as follows:
$150,000 in 1994; $160,000 in 1995; $240,597,000 in 1996; $180,000 in
1997; $190,000 in 1998; and $144,690,000 subsequent to 1998.

     The warrants issued with the merger debentures, discussed above, are exercisable during the one-year period beginning on the earliest to occur of:
(1) 180 days after the public offering by the Company of common stock meeting certain conditions, (2) the closing of a merger, consolidation or other business combination or a purchase of assets in which the Company is the surviving corporation meeting certain conditions, or (3) September 22, 1994. The warrant exercise price is $1 per share (subject to adjustment).

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(5)  Redeemable Preferred Stock

     The Company issued 1,000 shares of junior preferred stock, par value $.01, in exchange for $100,000, which are held by CSCL. Dividends are accrued at $18 per share annually. As of December 31, 1993, dividends payable are approx-imately $110,000.



(6)  Common Stock

     Holders of Class A common stock are entitled to convert their shares to an equal number of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of Class A common stock.



(7)  Employee Benefit Plans

     All salaried employees, excluding certain key executives, and hourly paid employees of the Company with one year of service were covered by non-contribu-tory defined benefit retirement plans through May 31, 1993, at which time further benefit accruals ceased. Benefits for the plans are determined using the projected unit credit actuarial cost method. The cost of the retirement plans is accrued annually; funding is in accordance with actuarial requirements of the plans, subject to the Employee Retirement Income Security Act of 1974.

     Pension expense, in thousands, is as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                      1993     1992     1991
                                                      ----     ----     ----
        Current service cost                        $1,506    1,992    2,591
        Interest cost                                  956      856      582
        Return on assets                             ( 630)   ( 407)   ( 115)
        Amortization of prior service cost              99      212      212
        Special curtailment charge due to
         cessation of benefit accruals as of
         May 31, 1993 and disposition of
         Chromcraft and Peters-Revington in
         April 1992.                                   927      914        -
                                                     -----    -----    -----
                                                    $2,858    3,567    3,270
                                                     =====    =====    =====

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



     Information with respect to the retirement plans for 1993 and 1992 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, 1993 and September 30, 1992, respectively, and reconciles amounts recognized in the consolidated balance sheets at December
31, 1993 and 1992, respectively (in thousands):

                                                           1993      1992
                                                           ----      ----
Actuarial present value of obligations:
   Vested                                               $11,787     8,241
   Nonvested                                                642     1,304
                                                         ------    ------
   Accumulated benefit obligation                        12,429     9,545
   Effect of projected future compensation levels-
    benefit accruals ceased May 31, 1993                     -        766
                                                         ------    ------
   Projected benefit obligation                          12,429    10,311
Assets at fair value at December 31                       9,033     6,231
                                                         ------    ------
Projected benefit obligation in excess of assets          3,396     4,080
Unrecognized transition obligation                           -     (1,902)
Unrecognized net gain (loss)                             (    3)       24
Adjustment to recognize minimum liability                    -      1,439
                                                         ------    ------
Accrued pension cost at December 31                     $ 3,393     3,641
                                                         ======    ======

Assumptions:
   Interest rates for obligations                         7.25%     8.50%
   Long-term rate of return                               9.00      9.00
   Salary increase rate                                    N/A      5.00

     As a result of the disposition of Chromcraft and Peters-Revington in April 1992, all employees of Chromcraft and Peters-Revington were vested in their retirement benefits under the plans.

     Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

        BARCALOUNGER RETIREMENT PLAN, designed to provide income at retirement, covers all Barcalounger employees with one or more years of service and is non-contributory. Annual company contributions are based on individual participant's earnings and length of service. For the period June 1, 1993 to December 31, 1993, company contributions were $115,000.

        BARCALOUNGER SAVINGS PLAN, designed to provide a savings vehicle for Barcalounger employees with one or more years of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds available. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the period June 1, 1993 to December 31, 1993, company matching contributions were $35,000.

        STRATFORD RETIREMENT PLAN, designed to provide income at retirement, covers all Stratford employees with one or more years of service and is non-contributory. Annual company contributions are based on individual participant's earnings and length of service. For the period June 1, 1993 to December 31, 1993, company contributions were $630,000.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



        SUPER SAGLESS RETIREMENT-SAVINGS PLAN is a retirement income plan fully financed by the company combined with an employee savings plan. All employees with one or more years of service are participants in the retirement income part of the plan and also may elect to invest on a before-tax and/or after-tax basis in one or more of four funds available in the savings part of the plan. Annual company contributions to the retirement income part of the plan are based on individual particpant's earnings and length of service and the company matches 100% of participants' before-tax savings of up to two percent of earnings in the savings part of the plan. For the period June 1, 1993 to December 31, 1993, aggregate company contributions to the plan were $492,000.

     The Company also maintained a non-qualified retirement plan for certain key executives, who were excluded from participation in Mohasco's Salaried Retirement Plan. Benefits of the executive retirement plan were substantially the same as the Salaried Retirement Plan. The executive retirement plan ceased benefit accruals in December 1992. The cost of this plan was approximately $751,000 in 1992 and $520,000 in 1991. As of December 31, 1993, the plan liabilities are approximately $401,000, and are included in other long-term liabilities.

     Under various incentive compensation plans, certain employees earned bonuses for reaching specific performance criteria amounting to $964,000 in 1993, $346,000 in 1992 and $1,038,000 in 1991.

     The Company has an investment plan for all employees. The plan previously covered all employees but, since the adoption of the Barcalounger and Super Sagless plans, noted above, now covers all employees not covered by such plans. Since the time of adoption of the Barcalounger and Super Sagless plans, Barcalounger and Super Sagless participants' account balances were transferred to the Barcalounger and Super Sagless plans. Company contributions to the Company's investment plan were $50,000 in 1993, $177,000 in 1992 and $606,000 in 1991.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(8)  Rental Commitments

     The Company and its subsidiaries lease certain manufacturing and ware-housing facilities (capitalized leases), equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

     Future minimum lease payments at December 31, 1993 under all non-cancellable leases are as follows:

        Period                                 Capital        Operating
        ------                                 -------        ---------
                                                    (In thousands)
        1994                                  $   197            2,900
        1995                                      197            2,000
        1996                                      197            1,700
        1997                                      197            1,500
        1998                                      196            1,100
        After 1998                                 -             1,400
                                                -----           ------

        Total minimum lease payments              984           10,600
                                                                ======

        Less amounts representing interest        134
                                                -----

        Total capitalized lease
         obligations                              850
        Less current maturities of
         capitalized lease obligations            150
                                                -----
        Capitalized lease obligations
         net of current maturities            $   700
                                                =====


     It is expected that, in the normal course of business, non-cancellable leases that expire will be renewed or replaced.

     Rental expense was as follows:

                                          Years ended
                          ----------------------------------------------
                          December 31,    December 31,      December 31,
                              1993            1992              1991
                          ------------    ------------      ------------
                                         (In thousands)
Minimum Rentals
 (including cancell-
 able leases)              $  4,276           5,502             6,448
Contingent rentals
 (principally mileage
 charges)                       362             452               480
Sublease rentals            (   425)        (   674)          (   613)
                              -----           -----             -----
                           $  4,213           5,280             6,315
                              =====           =====             =====

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(9)  Supplemental Income Statement Information

     Amounts charged to costs and expenses in the consolidated financial statements include the following:

                                             Years ended
                               -------------------------------------------
                               December 31,  December 31,     December 31,
                                   1993          1992             1991
                               ------------  ------------     ------------
                                            (In thousands)
Maintenance & Repairs          $  4,112         6,619            8,325

Advertising                       4,511         6,830            6,641

Research & Development            4,043         4,052            5,066

Taxes other than income
 taxes
  Payroll                         7,576         7,759            9,049
  Other                           1,092         1,660            2,486



(10) Financial Information by Industry Segments

     The Company is engaged in only one segment of business, the manufacture of furniture. Sears Roebuck and Co. accounted for approximately sixteen percent, thirteen percent and nine percent of the Company's sales in each of the years 1993, 1992 and 1991, respectively.



(11) Contingencies

     There were contingent liabilities at December 31, 1993 consisting of purchase commitments and legal proceedings arising in the ordinary course of business. The financial risk involved in connection with all contingent liabilities, except the proposed adjustments delivered by IRS, see note 3, is not considered material in relation to the consolidated financial position of the Company.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements



(12) Liquidity

     Mohasco is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. Interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures is expected to be paid by distribution of additional securities through September 1994. Fairwood has substantially no assets other than the common stock of Mohasco, and Mohasco and its subsidiaries have pledged substantially all of their assets to secure their obligations under the Credit Agreement. Throughout 1993, 1992 and 1991, Mohasco did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. Mohasco funded these interest obligations through increased borrowings from CSCL under the Credit Agreement. However, during 1992 the proceeds to Mohasco from the disposition of Chromcraft and Peters-Revington of approximately $83 million were used to repay debt of Mohasco and its subsidiaries under the Credit Agreement.

     The Company is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Mohasco under the Credit Agreement which has enabled Mohasco to meet its debt service obligations. Under the Credit Agreement, Mohasco and its subsidiaries are generally restricted from transferring monies to the Company with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to payment and transfer of monies. Management believes that cash flow from operations and funding from CSCL will be adequate for its working capital requirements and any cash payments due on the Company's debt through December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

    The name, age and position or principal occupation during the past five years of each member of the Board of Directors and executive officer of the Company are set forth below. Directors serve for a term of one year and until their successors are elected and qualified. Officers are elected annually by the Board of Directors to serve for the ensuing year and until their respective successors are elected.

                             Director    Position and Principal Occupation or
       Name              Age   Since      Employment Held During Last 5 Years
       ----              --- --------    ------------------------------------
John B. Sganga            62   1992      Chief Financial Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer since February 1993.
                                          Mr. Sganga is also, inter alia,
                                          Chief Financial Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer of Mohasco and Vice
                                          President, Treasurer and Secretary
                                          of each of Mohasco's subsidiaries.
                                          From December 1988 to February 1993,
                                          Mr. Sganga served the Company and its
                                          subsidiaries in various officer
                                          positions.  Mr. Sganga is also a
                                          director of Mohasco.
M. Saleem Muqaddam        47   1992      Vice President, CVCL, an affiliate
                                          of the Company, since 1989.
                                          Previously, Mr. Muqaddam spent 15
                                          years with Citibank, N.A., an
                                          affiliate of the Company, in senior
                                          managerial positions.  Mr. Muqaddam
                                          is also a director of Mohasco,
                                          Chromcraft Revington, Inc., Pamida
                                          Holdings, Inc. and Plantronics, Inc.
Randolph I. Thornton, Jr. 48   1992      Vice President, Citibank, N.A., an
                                          affiliate of the Company.  Mr.
                                          Thornton is also a director of
                                          Mohasco.

                             Director    Position and Principal Occupation or
       Name              Age   Since      Employment Held During Last 5 Years
       ----              --- --------    ------------------------------------
L. David Callaway         54   1992      Consultant to CVCL, an affiliate of the
                                          Company, Chairman of the Board of
                                          Express Messengers Systems, Inc. and
                                          from 1988 to 1993 Vice President, CVCL.

    The following are subsidiary presidents and may be deemed to be executive officers of the Company.

                                                              Date Assumed
       Name              Age     Present Position           Present Position
       ----              ---     ----------------           ----------------
Stephen R. Lake           47     President and Chief         September 1991
                                 Executive Officer
                                 Super Sagless Corporation

Robert M. Shaughnessy     53     President of Mohasco        July 1992
                                 Upholstered Furniture
                                 Corporation and President
                                 and Chief Executive
                                 Officer Stratford
                                 Division of Mohasco
                                 Upholstered Furniture
                                 Corporation

Wayne T. Stephens         43     President and Chief         October 1992
                                 Executive Officer
                                 Barcalounger Division of
                                 Mohasco Upholstered
                                 Furniture Corporation

    There are no family relationships among any of the Company's directors or officers.

    The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

    Mr. Lake has been employed by the Company since September 1991 in his present position. From prior to 1989 to February 1991 he was Vice President and General Manager of Clark Components N.A.

    Mr. Shaughnessy has been employed by the Company since July 1992 in his present position. From February 1991 to July 1992 he was Vice President, Marketing, Outboard Marine Corporation, from June 1990 to February 1991 he worked as a consultant and from prior to 1989 to June 1990 he was Senior Vice President, Navistar.

    In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies; he was president from September 1989 to January 1990 of Southwest Elevator Corporation, from January 1990 to January 1991 of Munford, Inc., from January 1991 to October 1991 of Specialty Paperboard, Inc., from January 1992 to October 1992 of Docktor Pet, Inc. and from October 1992 to April 1993 as President and Chief Executive Officer of the Barcalounger Division of Mohasco Upholstered Furniture Corporation. While continuing in his role as President and Chief Executive Officer of the Barcalounger division, in April 1993, Mr. Stephens became a direct consultant to the Company and in January 1994 an employee of Mohasco Upholstered Furniture Corporation. Prior to joining The Finley Group in September 1989, Mr. Stephens was a partner with Deloitte & Touche, a public accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

    Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE

                                                                Long-term
                                                              Compensation
Name and                             Annual Compensation      ------------
Principal                            -------------------          LTIP           All Other
Position                    Year      Salary      Bonus         Payouts        Compensation
- ---------                   ----      ------      -----         -------        ------------
John B. Sganga              1993     $190,729   $    -         $    -            $  1,907 (1)
Executive VP                1992      192,500     34,235         11,392 (2)       157,835 (1)
and CFO                     1991      192,500     78,348            -               1,925 (1)

Stephen R. Lake             1993      170,000    172,975            -              15,809 (3)
President & CEO             1992      153,750    112,468            -                 413 (3)
Super Sagless               1991       43,750     63,581            -                 -

Robert M. Shaughnessy
President                   1993      235,231    141,934            -                 -
Stratford                   1992      101,667    110,000            -                 -

Wayne T. Stephens
President & CEO             1993        (4)
Barcalounger                1992        (4)

 (1) 1993 and 1991 amounts represent company contributions to the Investment Plan. 1992 includes $150,510 distribution under the Executive Retirement Plan, $5,400 excess of book value over purchase price of company car, and $1,925 company contribution to Salaried Investment Plan.

 (2) Deferred executive incentive award given in 1989 and payable in 1992. No deferred awards have been given since 1989.

 (3) 1993 includes $12,916 distribution under the Executive Retirement Plan, $1,518 company contribution to the Super Sagless Retirement-Savings Plan, and $1,375 company contribution to Investment Plan. 1992 amount represents the company contribution to Investment Plan.

 (4) For the period October 1992 to April 1993, $155,682 was paid to The Finley Group for services it rendered through Mr. Stephens. For the period May 1993 to December 1993, $200,000 was paid to Mr. Stephens as a consultant.


EMPLOYMENT AGREEMENT

    Mohasco entered into an employment agreement with Mr. Sganga, who is named in the summary compensation table, effective December 15, 1993, which provides for an annual salary, plus such bonuses as may be awarded in the discretion of the Board of Directors. This agreement will remain in effect through December 31, 1995 unless terminated sooner with or without cause by the Board of Directors. If employment is terminated without cause, other than due to death or disability or other incapacity, Mr. Sganga will be entitled to receive a severance payment in an amount equal to the lesser of (i) $150,000 and (ii) an amount equal to sum of the base salary payments that he would have received had he remained in the employ of the Company until December 31, 1995. No severance will be paid if termination is for cause, or due to death, disability or other incapacity.

RETIREMENT PLAN

    Messrs. Sganga, Lake, Shaughnessy and Stephens, who are named in the Summary Compensation Table, are not participants in the Salaried and Sales Employees Retirement Plan of Mohasco, which ceased further benefit accruals as of May 31, 1993.

    Mohasco adopted in 1990 a non-qualified non-contributory Executive Retirement Plan for certain of its executives in the operating companies and corporate office, including Messrs. Sganga and Lake. Participants in this plan are not eligible to participate in the Mohasco Salaried and Sales Employees Retirement Plan. Executives designated as participants begin to accrue retirement benefits following completion of one year of employment. Benefits accrued under the plan are reduced by any benefits to which the individual may be entitled under a prior or current defined benefit pension or supplemental retirement plan of Mohasco.

    In December 1992, benefit accruals were ceased to the Executive Retirement Plan and Messrs. Sganga and Lake received payment in full settlement of the accrued benefit obligation under the plan. Mr. Sganga received $150,510 in 1992 and Mr. Lake received $12,916 in 1993. Messrs. Shaughnessy and Stephens were not eligible to participate in the Executive Retirement Plan.

SALARIED INVESTMENT PLAN

    Officers of Mohasco are eligible to participate in its tax-qualified Investment Plan for Salaried and Sales Employees. Directors who are not officers are not eligible. Mohasco may, but is not obligated to, contribute up to 100% of any savings of a participant not exceeding 4% of salary.

    The full value of a participant's investment in the plan becomes payable upon retirement, disability or death. Upon termination of employment for other reasons, a participant is entitled to the accumulated value of his or her savings, and to varying amounts of Mohasco's contributions depending on years of membership in the plan, with 100% thereof payable if years of membership are 5 or more.

    During 1993, such contributions for Mr. Sganga were $1,907 and for Mr. Lake were $1,375. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings PLan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 7, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The company contribution for Mr. Lake in the Super Sagless Retirement-Savings Plan was $1,518. Mr. Shaughnessy is not a member of the Stratford Retirement Plan and Mr. Stephens was not eligible for membership in the Barcalounger Retirement Plan nor the Barcalounger Savings Plan.

INCENTIVE PLAN

    Mohasco maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Mohasco's profit centers is assigned certain business goals annually, which for 1993 were based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1993 Plan Year were $964,000, including awards of $172,975 for Mr. Lake and $141,934 for Mr. Shaughnessy.

DIRECTORS' COMPENSATION

    As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1993.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's board of directors does not have a separate compensation committee. Accordingly, the entire board of directors considers executive compensation matters, except that any executive officer who is a director does not take part in executive compensation matters regarding that executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL STOCKHOLDERS

    The Company's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1994, certain information regarding each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

                                                   Percentage of
                                Number of       Outstanding Shares
  Name and Address         Shares of Company's      of Company's    Percentage of
  of Beneficial Owner         Common Stock         Common Stock      Voting Power
  -------------------      -------------------  ------------------  -------------
Citicorp Venture Capital        1,000,100             99.98%             60%
  Ltd. *
  399 Park Avenue
  New York, NY  10043
Thomas F. Creamer                   100                0.01%             20%
Anthony C. Howkins                  100                0.01%             20%

- ---------------------------

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Holdings entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that CVCL will no longer be presumed to have control of Holdings under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citicorp a publicly owned bank holding company, and is an affiliate of CSCL.


OWNERSHIP BY DIRECTORS AND OFFICERS

    As of February 28, 1994, no shares of the Company's common stock were beneficially held by any director or officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1993 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1993, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $332.1 million; as of February 28, 1994, the aggregate amount of such indebtedness was approximately $330.1 million. See
Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8.

    On December 13, 1989 and January 18, 1990 Rental, a wholly-owned subsidiary of Cort Holdings Corporation ("Cort Holdings"), paid to Mohasco, in cash, approximately $21.5 million and $131.2 million, respectively, as prepayment on all remaining indebtedness outstanding on the promissory notes issued as part of the consideration for the sale of Rental in December 1988. At the time of the payments, CVCL and certain of its affiliates were significant investors in the Company, Mohasco, Rental and Cort Holdings.

    399 Venture Partners, Inc., an affiliate of CVCL, owns approximately 49% of Chromcraft Revington, Inc. M. Saleem Muqaddam, vice president of CVCL and director of the Company, is a director of Chromcraft Revington, Inc.

                                    PART IV





ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS                                                  PAGE
         --------------------                                                  ----
         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report....................................       13
         Consolidated Balance Sheets at December 31, 1993 and 1992.......       14
         Consolidated Statements of Operations for the Years ended December
           31, 1993, 1992 and 1991 ......................................       15
         Consolidated Statements of Common Stock and Other Shareowners'
           Equity (Deficit) for the Years ended December 31, 1993, 1992 and
           1991 .........................................................       16
         Consolidated Statements of Cash Flows for the Years ended December
           31, 1993, 1992 and 1991 ......................................       17
         Notes to Consolidated Financial Statements .....................    18-29


     2.  FINANCIAL STATEMENT SCHEDULES
         -----------------------------

         For the three years ended December 31, 1993:

         Schedule V--   Property, Plant and Equipment ...................       41

         Schedule VI--  Accumulated Depreciation and Amortization
                          of Property, Plant and Equipment ..............       42

         Schedule VIII--Valuation and Qualifying Accounts
                          and Reserves...................................       43



         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  EXHIBITS
         --------

         Exhibits are listed by numbers corresponding to the Exhibit Table of
         Item 601 in Regulation S-K
         (3.1) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4 (the "Form S-4")).
         (3.2) By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 of the Form S-4).
         (3.3) Certificate of Amendment of Certificate of Incorporation, dated March 22, 1993 (incorporated by reference to Exhibit 3.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K"))
         (4.1) Indenture, dated as of August 15, 1989, between Fairwood Corporation, formerly MHS Holdings Corporation (the "Company") and Bankers Trust Company, as Trustee, relating to the 16-7/8% Subordinated Pay-In-Kind Debentures due 2004 (the "Merger Debentures"), (incorporated by reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 30, 1989 (the "1989 Third Quarter 10-Q")).
         (4.2) Form of Merger Debentures, included as Exhibit A to Exhibit 4.1, (incorporated by reference to Exhibit 4.2 of the 1989 Third Quarter 10-Q).
         (4.3) Pledge and Security Agreement, dated as of August 15, 1989, made by the Company to Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.3 of the 1989 Third Quarter 10-Q).
         (4.4) Warrant Agreement, dated as of August 15, 1989, between the Company and Pittsburgh National Bank, as Warrant Agent, (incorporated by reference to Exhibit 4.4 of the 1989 Third Quarter 10-Q).
         (4.5) Form of Warrants, included as Exhibit A to Exhibit 4.4, (incorporated by reference to Exhibit 4.5 of the 1989 Third Quarter 10-Q).
         (4.6) 15-1/2% Senior Subordinated Pay-In-Kind Debentures of the Company, dated as of September 22, 1989, issued to Citicorp Capital Investors Ltd. (incorporated by reference to Exhibit
                  4.6 of the 1989 Third Quarter 10-Q).
         (4.7) Pledge and Security Agreement, dated September 22, 1989, made by the Company to Citicorp Capital Investors Ltd., as Agent, (incorporated by reference to Exhibit 4.7 of the 1989 Third Quarter 10-Q).
         (4.8) Credit Agreement dated as of September 22, 1989 among Mohasco Corporation ("Mohasco"), Mohasco Upholstered Furniture Corporation, Chromcraft Corporation, Super Sagless Corporation, Choice Seats Corporation and Peters Revington Corporation and Citicorp Capital Investors Ltd. (the "Credit Agreement"), (incorporated by reference to Exhibit 4.8 of the Registrant's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K")).
         (4.9) Amendment, dated December 15, 1989, to the Credit Agreement, (incorporated by reference to Exhibit 4.9 of the 1989 Form 10-K).
         (4.10) Amendment, dated March 13, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.10 of the 1989 Form 10-K).

         (4.11) Notice of Election and Waiver, dated March 13, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.11 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K")).
         (4.12) Term Note B, dated March 13, 1990, issued to Court Square Capital Limited, (incorporated by reference to Exhibit 4.12 of the 1989 Form 10-K).
         (4.13) Agreement and Waiver, dated August 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.13 of the 1990 Form 10-K).
         (4.14) Agreement and Waiver, dated September 5, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.14 of the 1990 Form 10-K).
         (4.15) Agreement and Waiver, dated September 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.16) Waiver and Amendment, dated September 15, 1990, to the Credit Agreement and letter, dated September 15, 1990, related thereto, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.17) Waiver and Fourth Amendment, dated as of December 31, 1990, to the Credit Agreement, (incorporated by reference to Exhibit
                  4.17 of the 1990 Form 10-K).
         (4.18) Revolving Credit Note, dated September 22, 1989, amended and restated as of September 15, 1990, issued to Court Square Capital Limited, and Endorsement No. 1 thereto, dated as of December 31, 1990, (incorporated by reference to Exhibit 4.18 of the 1990 Form 10-K).
         (4.19) Increasing Rate Senior Subordinated Debentures of Mohasco Corporation dated as of September 22, 1989 issued to Citicorp Capital Investors Ltd. (the "Senior Subordinated Debentures"), (incorporated by reference to Exhibit 4.13 of the 1989 Form 10-K).
         (4.20) Amendment, dated March 30, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.14 of the 1989 Form 10-K).
         (4.21) Second Amendment, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit
                  4.21 of the 1990 Form 10-K).
         (4.22) Endorsement No. 1, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.22 of the 1990 Form 10-K).
         (4.23) Waiver, dated as of June 29, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.23 of the Registrant's annual report on Form 10-K for the year ended December 31,1991 (the "1991 Form 10-K")).
         (4.24) Waiver, dated as of October 31, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.25) Letter Agreement, dated as of October 31, 1991, between the Company and Manufacturers Hanover, as Warrant Agent and letter from Pittsburgh National Bank, dated October 28, 1991, related thereto, (incorporated by reference to Exhibit 4.25 of the 1991 Form 10-K).
         (4.26) Waiver and Fifth Amendment, dated as of March 27, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).

         (4.27)   Third Amendment, dated as of March 27, 1992, to the Senior
                  Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.27 of the 1991 Form 10-K).
         (4.28)   Endorsement No. 2, dated as of March 27, 1992, to the Senior
                  Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.28 of the 1991 Form 10-K).
         (4.29)   Sixth Amendment, dated as of April 23, 1992, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.1 of the
                  Registrant's second quarter report on Form 10-Q for the
                  quarter ended June 27, 1992 (the "1992 Second Quarter 10-Q")).
         (4.30)   Seventh Amendment, dated as of April 23, 1992, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.2 of the
                  1992 Second Quarter 10-Q).
         (4.31)   Eighth Amendment, dated as of September 26, 1992, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.1 of the
                  Registrant's third quarter report on Form 10-Q for the quarter ended September 26,1992 (the "1992 Third Quarter 10-Q")).
         (4.32)   Waiver and Ninth Amendment, dated as of February 4, 1993, to
                  Credit Agreement, (incorporated by reference to Exhibit 4.32 of the 1992 Form 10-K.
         (4.33)   Tenth Amendment, dated as of March 22, 1993, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.33 of the
                  1992 Form 10-K.
         (4.34)   Recision of Waiver, dated as of April 30, 1993, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.1 of the
                  Registrant's first quarter report on Form 10-Q for the quarter ended April 3, 1993 (the "1993 First Quarter 10-Q")).
         (4.35)   Eleventh Amendment, dated as of March 25, 1994, to Credit
                  Agreement.
         (4.36)   Fourth Amendment, dated as of January 3, 1994, to the Senior
                  Subordinated Debentures.
         (10.1)   Employment Agreement, between Mohasco and Robert W. Hatch, dated September 21, 1989, (incorporated by reference to
                  Exhibit 10.1 of the 1989 Form 10-K).
         (10.2)   Supplemental Executive Retirement Agreement, between Mohasco and Robert W. Hatch, dated September 27, 1990, (incorporated by reference to Exhibit 10.2 of the 1990 Form 10-K).
         (10.3)   Mohasco Executive Retirement Plan, (incorporated by reference to Exhibit 10.5 of the 1990 Form 10-K).
         (10.4)   Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.6 of the 1990 Form 10-K).
         (10.5)   Amendment, dated December 31, 1991, to the Mohasco Executive
                  Retirement Plan, (incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K).
         (10.6)   Merger Agreement dated March 10, 1992 among Chromcraft
                  Revington, Inc., Chromcraft Merger Subsidiary, Inc., Mohasco
                  Corporation, Chromcraft Corporation and the Company,
                  (incorporated by reference to Exhibit 10.1 of the March 17,
                  1992 Form 8-K).
         (10.7)   Merger Agreement dated March 10, 1992 among Chromcraft
                  Revington, Inc., PR Merger Subsidiary, Inc., Mohasco
                  Corporation, Peters-Revington Corporation and the Company,
                  (incorporated by reference to Exhibit 10.2 of the March 17,
                  1992 Form 8-K).
         (10.8)   Employment Agreement, between Mohasco and John B. Sganga,
                  dated December 15, 1993.
         (21.1)   List of Subsidiaries of the Registrant.

    The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.



(B)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K for the three months ended December 31, 1993.

                                                                      Schedule V
                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                         Property, Plant and Equipment
                  Years ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


                                  Balance at                   Retire-       Balance
                                  beginning      Additions      ments        at close
      Classification              of period       at cost      or sales      of period
      --------------              ----------     ---------     --------      ---------
           1993
           ----

Land                              $    1,617           -         1,384           233
Buildings, including
 buildings capitalized under
 long-term leases                     29,046          42         8,403        20,685
Machinery and equipment               27,079       2,991         1,154        28,916
Leasehold improvements                 2,555         108            30         2,633
Construction in progress                 896       1,065 (1)         -         1,961
                                     -------     -------       -------       -------
                                  $   61,193       4,206        10,971        54,428
                                     =======     =======       =======       =======

           1992
           ----

Land                              $    2,499           -           882         1,617
Buildings, including
 buildings capitalized under
 long-term leases                     42,520           -        13,474        29,046
Machinery and equipment               46,539         177        19,637        27,079
Leasehold improvements                 4,404           -         1,849         2,555
Construction in progress                 579         771 (1)       454           896
                                     -------     -------       -------       -------
                                  $   96,541         948        36,296 (2)    61,193
                                     =======     =======       =======       =======

           1991
           ----

Land                              $    2,540           -            41         2,499
Buildings, including
 buildings capitalized under
 long-term leases                     42,554         449           483        42,520
Machinery and equipment               43,339       3,730           530        46,539
Leasehold improvements                 4,048         356             -         4,404
Construction in progress                 754     (   175)(1)         -           579
                                     -------     -------       -------       -------
                                  $   93,235       4,360         1,054        96,541
                                     =======     =======       =======       =======



Notes:
(1) Represents the difference between expenditures for new construction during the year and the cost of completed projects transferred to appropriate captions.
(2) Includes adjustments relating to the disposition of Chromcraft and Peters-Revington of $24,371 and restructuring charge of $9,618.

                                                                     Schedule VI
                     FAIRWOOD CORPORATION AND SUBSIDIARIES
   Accumulated Depreciation and Amortization of Property, Plant and Equipment
                  Years ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


                                                                    Other
                             Balance at   Charged      Retire-      Changes-      Balance
                             beginning       to         ments       add (deduct)  at close
     Description             of period    earnings     or sales     describe      of period
     -----------             ----------   --------     --------     ------------  ---------
        1993
        ----

Buildings, including
 buildings capitalized under
 long-term leases            $  10,131        603        1,256              -       9,478
Machinery and equipment         14,771      3,175          718              -      17,228
Leasehold improvements           1,876        127           24              -       1,979
                               -------    -------      -------        -------     -------
                             $  26,778      3,905        1,998              -      28,685
                               =======    =======      =======        =======     =======

        1992
        ----

Buildings, including
 buildings capitalized under
 long-term leases            $   9,877      2,981          666       (  2,061)     10,131
Machinery and equipment         19,000      4,967        1,074       (  8,122)     14,771
Leasehold improvements           2,110        470           81       (    623)      1,876
                               -------    -------      -------        -------     -------
                             $  30,987      8,418        1,821       ( 10,806)(1)  26,778
                               =======    =======      =======        =======     =======

        1991
        ----

Buildings, including
 buildings capitalized under
 long-term leases            $   5,353      4,723          199              -       9,877
Machinery and equipment         14,503      4,992          495              -      19,000
Leasehold improvements           1,616        494            -              -       2,110
                               -------    -------      -------        -------     -------
                             $  21,472     10,209          694              -      30,987
                               =======    =======      =======        =======     =======





Notes:
(1) Represents adjustments relating to the disposition of Chromcraft and Peters-Revington.

                                                                   Schedule VIII
                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


                          Balance at    Additions    Deductions     Balance
                          beginning     charged to      from        at close
      Description         of period     earnings      reserves      of period
      -----------         ----------    ----------   ----------     ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


      1993
      ----

Allowance for discounts    $    185        1,705        1,631            259
Allowance for doubtful
 accounts                     2,454        1,433        1,134          2,753
Allowance for estimated
 loss on claims                 518        1,192          660          1,050
                             ------       ------       ------         ------
                           $  3,157        4,330        3,425          4,062
                             ======       ======       ======         ======


      1992
      ----

Allowance for discounts    $    161        1,570        1,546            185
Allowance for doubtful
 accounts                     3,150        1,367        2,063          2,454
Allowance for estimated
 loss on claims                 276          525          283            518
                             ------       ------       ------         ------
                           $  3,587        3,462        3,892          3,157
                             ======       ======       ======         ======


      1991
      ----

Allowance for discounts    $    139        1,326        1,304            161
Allowance for doubtful
 accounts                     2,577        1,881        1,308          3,150
Allowance for estimated
 loss on claims                 223           83           30            276
                             ------       ------       ------         ------
                           $  2,939        3,290        2,642          3,587
                             ======       ======       ======         ======

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        ---------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 29, 1994
                                        --------------





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.



                                                 Title
                                                 -----





/s/ John B. Sganga                               Director and Chief
- ---------------------------
John B. Sganga                                   Financial Officer,
                                                 Executive Vice President,
                                                 Secretary and Treasurer
                                                 (principal executive,
                                                 financial and accounting
                                                 officer)

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1994 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----




/s/ M. Saleem Muqaddam                           Director
- --------------------------------
M. Saleem Muqaddam

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1994 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----




/s/ Randolph I. Thornton, Jr.                    Director
- ----------------------------------
Randolph I. Thornton, Jr.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1994 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----




/s/ L. David Callaway
- -----------------------------------
L. David Callaway                                Director

                                 EXHIBIT INDEX


Exhibit                                                                         Sequential
  No.       Description                                                          Page No.
- -------     -----------                                                         ----------
 (3.1)      Certificate of Incorporation of the Registrant, as
            amended.*

 (3.2)      By-Laws of the Registrant.*

 (3.3)      Certificate of Amendment of Certificate of
            Incorporation, dated March 22, 1993.*

 (4.1)      Indenture, dated as of August 15, 1989, between Fairwood
            Corporation, formerly MHS Holding Corporation (the
            "Company") and Bankers Trust Company, as Trustee, relating to the 16-7/8% Subordinated Pay-In-Kind
            Debentures due 2004 (the "Merger Debentures").*

 (4.2)      Form of Merger Debentures, included as Exhibit A to
            Exhibit 4.1.*

 (4.3)      Pledge and Security Agreement, dated as of August 15,
            1989, made by the Company to Bankers Trust Company, as Trustee.*

 (4.4) Warrant Agreement, dated as of August 15, 1989, between the Company and Pittsburgh National Bank, as Warrant
            Agent.*

 (4.5)      Form of Warrants, included as Exhibit A to Exhibit 4.4.*

 (4.6) 15-1/2% Senior Subordinated Pay-In-Kind Debentures of the Company, dated as of September 22, 1989, issued to Citicorp Capital Investors Ltd.*

 (4.7) Pledge and Security Agreement, dated September 22, 1989, made by the Company to Citicorp Capital Investors Ltd., as Agent.*

 (4.8)      Credit Agreement dated as of September 22, 1989 among
            Mohasco Corporation ("Mohasco"), Mohasco Upholstered
            Furniture Corporation, Chromcraft Corporation, Super
            Sagless Corporation, Choice Seats Corporation and Peters
            Revington Corporation and Citicorp Capital Investors
            Ltd. (the "Credit Agreement").*

 (4.9)      Amendment, dated December 15, 1989, to the Credit
            Agreement.*

(4.10)      Amendment, dated March 13, 1990, to the Credit
            Agreement.*

(4.11) Notice of Election and Waiver, dated March 13, 1990, to the Credit Agreement.*

Exhibit                                                                         Sequential
  No.       Description                                                          Page No.
- -------     -----------                                                         ----------
(4.12)      Term Note B, dated March 13, 1990, issued to Court Square
            Capital Limited.*

(4.13)      Agreement and Waiver, dated August 15, 1990, to the Credit
            Agreement.*

(4.14)      Agreement and Waiver, dated September 5, 1990, to the Credit
            Agreement.*

(4.15)      Agreement and Waiver, dated September 15, 1990, to the Credit
            Agreement.*

(4.16)      Waiver and Amendment, dated September 15, 1990, to the Credit
            Agreement and letter, dated September 15, 1990 related thereto.*

(4.17) Waiver and Fourth Amendment, dated as of December 31, 1990, to the Credit Agreement.*

(4.18) Revolving Credit Note, dated September 22, 1989, amended and restated as of September 15, 1990, issued to Court Square
            Capital Limited, and Endorsement No. 1 thereto, dated as of December 31, 1990.*

(4.19)      Increasing Rate Senior Subordinated Debentures of Mohasco
            Corporation dated as of September 22, 1989 issued to Citicorp
            Capital Investors Ltd. (the "Senior Subordinated Debentures").*

(4.20)      Amendment, dated March 30, 1990, to the Senior Subordinated
            Debentures.*

(4.21)      Second Amendment, dated as of December 31, 1990, to the
            Senior Subordinated Debentures.*

(4.22)      Endorsement No. 1, dated as of December 31, 1990, to the Senior
            Subordinated Debentures.*

(4.23)      Waiver, dated as of June 29, 1991, to the Credit
            Agreement.*

(4.24)      Waiver, dated as of October 31, 1991, to the Credit
            Agreement.*

(4.25)      Letter Agreement, dated as of October 31, 1991, between the
            Company and Manufacturers Hanover, as Warrant Agent and letter from Pittsburgh National Bank, Dated October 28,
            1991, related thereto.*

(4.26) Waiver and Fifth Amendment, dated as of March 27, 1992, to Credit Agreement.*

(4.27)      Third Amendment, dated as of March 27, 1992, to the
            Senior Subordinated Debentures.*

Exhibit                                                                         Sequential
  No.       Description                                                          Page No.
- -------     -----------                                                         ----------
(4.28)      Endorsement No. 2, dated as of March 27, 1992, to the
            Senior Subordinated Debentures.*

(4.29)      Sixth Amendment, dated as of April 23, 1992, to Credit
            Agreement.*

(4.30)      Seventh Amendment, dated as of April 23, 1992, to Credit
            Agreement.*

(4.31)      Eighth Amendment, dated as of September 26, 1992, to Credit
            Agreement.*

(4.32) Waiver and Ninth Amendment, dated as of February 4, 1993, to Credit Agreement.*

(4.33)      Tenth Amendment, dated as of March 22, 1993, to Credit
            Agreement.*

(4.34)      Recision of Waiver, dated as of April 30, 1993, to Credit
            Agreement.*

(4.35)      Eleventh Amendment, dated as of March 25, 1994, to Credit
            Agreement.

(4.36)      Fourth Amendment, dated as of January 3, 1994, to the
            Senior Subordinated Debentures.

(10.1) Employment Agreement, between Mohasco and Robert W. Hatch, dated September 21, 1989.*

(10.2)      Supplemental Executive Retirement Agreement, between
            Mohasco and Robert W. Hatch, dated September 27, 1990.*

(10.3)      Mohasco Executive Retirement Plan.*

(10.4)      Mohasco Corporation Executive Incentive Plan.*

(10.5)      Amendment, dated December 31, 1991, to the Mohasco
            Executive Retirement Plan.*

(10.6)      Merger Agreement, dated March 10, 1992 among Chromcraft
            Revington, Inc., Chromcraft Merger Subsidiary, Inc.,
            Mohasco Corporation, Chromcraft Corporation and the
            Company.*

(10.7)      Merger Agreement, dated March 10, 1992 among Chromcraft
            Revington, Inc., PR Merger Subsidiary, Inc., Mohasco
            Corporation, Peters-Revington Corporation and the
            Company.*

(10.8) Employment Agreement, between Mohasco and John B. Sganga, dated December 15, 1993.

(21.1)      Subsidiaries of the Registrant.

* These items are incorporated by reference as described in Item 14(a)(3) of this report.