Form 10-Q
period 1994-04-02
FAIRWOOD CORP
filed 1994-04-29
CIK 854087

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 1994
                --------------------------------------------

                                     OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
                                          ----------    ----------

                       Commission file number 0-18446

                            Fairwood Corporation
                            --------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
                 --------                                  ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

         c/o Mohasco Corporation
    4401 Fair Lakes Court, Fairfax, VA                        22033
    ----------------------------------                        -----
(Address of principal executive offices)                    (Zip Code)

                               (703) 968-8015
                               --------------
            (Registrant's telephone number, including area code)

                               Not Applicable
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                        April 28, 1994
          -----                                        --------------

Class A Voting, $.01 Par Value                                    500
- - ------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
- - ----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                  April 2,    December 31,
                           Assets                                   1994          1993
                           ------                               -----------   ------------
                                                                (Unaudited)    (Audited)
Current Assets:

  Cash and cash equivalents                                     $   6,767         3,968
                                                                  -------       -------

  Accounts and notes receivable:
    Trade                                                          47,760        47,734
    Other                                                           1,351         1,718
                                                                  -------       -------
                                                                   49,111        49,452
    Less allowance for discounts and doubtful accounts              4,522         4,062
                                                                  -------       -------

                                                                   44,589        45,390
                                                                  -------       -------

  Inventories                                                      31,065        31,175

  Prepaid expenses and other current assets                         3,996         3,678
                                                                  -------       -------

               Total current assets                                86,417        84,211
                                                                  -------       -------

Property, plant and equipment, at cost                             55,004        54,428
  Less accumulated depreciation and amortization                   29,500        28,685
                                                                  -------       -------

                                                                   25,504        25,743
                                                                  -------       -------

Other assets                                                        3,336         3,601
                                                                  -------       -------


                                                                $ 115,257       113,555
                                                                  =======       =======





                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                  April 2,     December 31,
                   Liabilities and Deficit                          1994           1993
                   -----------------------                      -----------    -----------
                                                                (Unaudited)     (Audited)
Current Liabilities:

  Current maturities of long-term debt                          $     150            150
  Accounts payable                                                 13,442         13,945
  Accrued expenses                                                 13,313         21,070
  Federal and state income taxes                                    5,685          5,709
                                                                  -------        -------

               Total current liabilities                           32,590         40,874
                                                                  -------        -------

Long-term debt, less current maturities:
  Revolving credit                                                171,637        160,427
  Senior subordinated debentures                                   80,000         80,000
  Senior subordinated pay-in-kind debentures                       98,239         91,173
  Merger debentures                                                58,032         53,517
  Other notes and leases                                              700            700
                                                                  -------        -------

                                                                  408,608        385,817
                                                                  -------        -------

Deferred income taxes                                               2,827          2,827
Other liabilities                                                   4,012          3,816
                                                                  -------        -------
                                                                    6,839          6,643
                                                                  -------        -------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share              100            100
                                                                  -------        -------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                      55,948         55,948
  Retained deficit                                               (388,828)      (375,827)
                                                                  -------        -------
                                                                 (332,880)      (319,879)
                                                                  -------        -------

                                                                $ 115,257        113,555
                                                                  =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)


                                                     Three Months Ended
                                                     ------------------
                                                  April 2,          April 3,
                                                    1994              1993
                                                  --------          --------
Net sales                                         $ 68,193            65,234
                                                   -------           -------

Cost of sales                                       58,453            54,794
Selling, administrative and
  general expenses                                   9,781            11,215
                                                   -------           -------

                                                    68,234            66,009
                                                   -------           -------

Operating loss                                     (    41)          (   775)

Interest income                                         21                85

Interest on indebtedness                            12,471            11,101

Other expenses, net                                    501             1,000
                                                   -------           -------
Loss before income taxes and
  cumulative effect of change
  in accounting principle                          (12,992)          (12,791)

Provision for income taxes (benefit)                     -                 -
                                                   -------           -------

Loss before cumulative effect of
  change in accounting principle                   (12,992)          (12,791)

Cumulative effect of change in
  accounting principle for income taxes                  -             2,100
                                                   -------           -------

Net loss                                          $(12,992)          (10,691)
                                                   =======           =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows

                                                                     (In thousands)
                                                                   Three Months Ended
                                                            ------------------------------
                                                            April 2, 1994    April 3, 1993
                                                            -------------    -------------
Cash flows from operating activities:
  Net loss                                                  $( 12,992)         ( 10,691)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle           -          (  2,100)
      Depreciation and amortization                             1,018             1,122
      Loss on disposal of property, plant, and equipment            -               451
      Loss, recognized in 1992, on sale of property                 -             4,562
      Current period interest converted to pay-in-kind
        debentures                                              5,790             4,964
      Changes in assets and liabilities:
        Accounts receivable                                       801          (  1,822)
        Inventories                                               110          (  2,079)
        Prepaid expenses and other current assets            (    318)         (    813)
        Accounts payable                                     (    503)            1,027
        Accrued expenses                                     (  1,966)         (  5,743)
        Federal and state income taxes                       (     24)            3,331
        Other, net                                                461          (    316)
                                                              -------           -------
Cash provided (used) - operating activities                  (  7,623)         (  8,107)
                                                              -------           -------
Cash flows from investing activities:
  Capital expenditures                                       (    779)         (    844)
  Disposition of property, plant and equipment                      -             3,814
                                                              -------           -------
Cash provided (used) - investing activities                  (    779)            2,970
                                                              -------           -------
Cash flows from financing activities:
  Proceeds from long-term debt                                 13,710            16,090
  Repayment of long-term debt                                (  2,500)         (  8,005)
  Dividends                                                  (      9)         (      8)
                                                              -------           -------
Cash provided (used) - financing activities                    11,201             8,077
                                                              -------           -------
Increase (decrease) in cash and cash equivalents                2,799             2,940
Cash and cash equivalents:
  Beginning of period                                           3,968             5,993
                                                              -------           -------
  End of period                                             $   6,767             8,933
                                                              =======           =======

Supplemental schedule of cash flow information
- - ----------------------------------------------
Cash paid during year for:
  Interest                                                  $  10,246             9,612
  Income taxes                                                     54                58
Conversion of accrued interest to pay-in-kind
  debentures                                                   11,581             9,927

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, and present fairly the results of operations for the three months ended April 2, 1994 and April 3, 1993, the financial position at April 2, 1994 and December 31, 1993 and the cash flows for the three months ended April 2, 1994 and April 3, 1993.

2. The results of operations for the three month period ended April 2, 1994 are not necessarily indicative of the results to be expected for the full year.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           April 2, 1994    December 31, 1993
                                           -------------    -----------------
                                            (Unaudited)         (Audited)

        Raw materials                       $ 17,913             20,371
        In process                             8,806              9,487
        Finished goods                        17,483             14,346
                                              ------             ------
        Inventories at
          first-in, first out                 44,202             44,204
        LIFO reserve                          13,137             13,029
                                              ------             ------
        Inventories at LIFO                 $ 31,065             31,175
                                              ======             ======

4. The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of the change in accounting principle resulted in a $2.1 million reduction of the first quarter loss.

    No provision for income taxes has been provided during the quarter ended April 2, 1994 and April 3, 1993 as the Company is in a net operating loss carryforward position.

5. The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has delivered proposed adjustments that approximate a net tax cost of $92 million, including interest through April 2, 1994. The Company believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

ITEM 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

THREE MONTHS ENDED APRIL 2, 1994 VERSUS THREE MONTHS ENDED APRIL 3, 1993

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1994 in comparison to the same period in 1993.

Net sales were approximately $68.2 million in the first quarter of 1994, an increase from last year's first quarter sales of approximately $65.2 million, due primarily to increased sales of upholstered furniture.

Cost of sales were approximately $58.5 million and $54.8 million for the first quarters of 1994 and 1993, respectively, or 85.7% and 84.0% of sales for the first quarters of 1994 and 1993, respectively. Cost of sales as a percentage of sales increased 1.7% from the first quarter of 1993 to the first quarter of 1994 due primarily to unfavorable manufacturing variances during the first quarter of 1994 caused primarily by lower production as a result of severe winter weather in those southern states where subsidiary company operating plants are located.

Selling, administrative and general expenses for the first quarters of 1994 and 1993 were approximately $9.8 million and $11.2 million, respectively, the decrease due primarily to more effective utilization of resources and reduction of personnel due to the consolidation of administrative functions.

Other expense, net, was approximately $.5 million and $1.0 million for the first quarters of 1994 and 1993, respectively. The first quarter of 1993 included losses on the sales of property of approximately $.5 million.

Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which resulted in a $2.1 million cumulative effect of change in accounting principle, which reduced the first quarter 1993 loss. Refer to note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements.

No income taxes have been provided in the first quarters of 1994 and 1993, respectively, as the Company is in a net operating loss carryforward position.



Liquidity and Capital Resources

At April 2, 1994, the Company had short and long-term debt of approximately $408.8 million of which approximately $.2 million was current. Short and long-term debt was approximately $386.0 million at December 31, 1993. The Company has the option until April 1, 1995 to pay interest on its senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payment of interest due April 1, 1994 on both the senior subordinated pay-in-kind debentures and merger debentures, amounting to approximately $7.1 million and approximately $4.5 million, respectively.

Mohasco, the Company's principal operating subsidiary, is expected to service debt from its cash flow from operations and available credit facilities. Throughout 1993 and the first quarter of 1994, Mohasco funded interest obligations related to long-term indebtedness through increased borrowings from Court Square Capital Limited ("CSCL"), an affiliate, under Mohasco's Credit Agreement with CSCL (the "Credit Agreement"), relating to the revolving credit facility. The Company is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Mohasco in order for Mohasco to meet its debt service obligations. Under the Credit Agreement, Mohasco and its subsidiaries are generally restricted from transferring monies to the Company with the exception of amounts for (a) specified administra- tive expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of monies. Management believes that cash flow from operations and funding from CSCL will be adequate to meet the Company's obligations through December 31, 1994.





Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1993 for a description of pending legal action.

         There are certain legal proceedings arising out of the normal course of business, the financial risk of which are not considered material in relation to the consolidated financial position of the Company.



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None


    (b)  Reports on Form 8-K

         None

                     FAIRWOOD CORPORATION AND SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FAIRWOOD CORPORATION
                                           --------------------
                                               (Registrant)



                                         /s/ JOHN B. SGANGA
                                         ------------------------
                                         John B. Sganga
                                         Chief Financial Officer,
                                         Executive Vice President,
                                         Secretary and Treasurer





Date:  April 28, 1994