Form 10-Q
period 1994-07-02
FAIRWOOD CORP
filed 1994-08-16
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 2, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                         June 30, 1994
          -----                                         -------------
Class A Voting, $.01 Par Value                                    500
- - ------------------------------              -----------------------------
Class B Non-Voting, $.01 Par Value                            999,800
- - ----------------------------------          -----------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                   July 2,    December 31,
                           Assets                                   1994          1993
                           ------                               -----------   ------------
                                                                (Unaudited)    (Audited)
Current Assets:

  Cash and cash equivalents                                     $   7,261         3,968
                                                                  -------       -------


  Accounts and notes receivable:
    Trade                                                          44,872        47,734
    Other                                                           1,388         1,718
                                                                  -------       -------
                                                                   46,260        49,452
    Less allowance for discounts and doubtful accounts              4,881         4,062
                                                                  -------       -------

                                                                   41,379        45,390
                                                                  -------       -------

  Inventories                                                      31,028        31,175

  Prepaid expenses and other current assets                         3,724         3,678
                                                                  -------       -------


               Total current assets                                83,392        84,211
                                                                  -------       -------



Property, plant and equipment, at cost                             55,961        54,428
  Less accumulated depreciation and amortization                   30,346        28,685
                                                                  -------       -------

                                                                   25,615        25,743
                                                                  -------       -------



Other assets                                                        3,418         3,601
                                                                  -------       -------





                                                                $ 112,425       113,555
                                                                  =======       =======





                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                   July 2,     December 31,
                   Liabilities and Deficit                          1994           1993
                   -----------------------                      -----------    -----------
                                                                (Unaudited)     (Audited)
Current Liabilities:

  Current maturities of long-term debt                          $     160            150
  Accounts payable                                                 13,353         13,945
  Accrued expenses                                                 20,609         21,070
  Federal and state income taxes                                    5,630          5,709
                                                                  -------        -------

               Total current liabilities                           39,752         40,874
                                                                  -------        -------



Long-term debt, less current maturities:
  Revolving credit                                                175,176        160,427
  Senior subordinated debentures                                   80,000         80,000
  Senior subordinated pay-in-kind debentures                       98,239         91,173
  Merger debentures                                                58,032         53,517
  Other notes and leases                                              540            700
                                                                  -------        -------

                                                                  411,987        385,817
                                                                  -------        -------

Deferred income taxes                                               2,827          2,827
Other liabilities                                                   4,071          3,816
                                                                  -------        -------
                                                                    6,898          6,643
                                                                  -------        -------


Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share              100            100
                                                                  -------        -------



Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                      55,948         55,948
  Retained deficit                                               (402,260)      (375,827)
                                                                  -------        -------
                                                                 (346,312)      (319,879)
                                                                  -------        -------


                                                                $ 112,425        113,555
                                                                  =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                    Three Months Ended                 Six Months Ended
                                  -----------------------          -----------------------


                                   July 2,        July 3,           July 2,        July 3,
                                    1994           1993              1994           1993
                                  --------       --------          --------       --------

Net sales                        $  68,490         59,303           136,683        124,537
                                   -------        -------           -------        -------

Cost of sales                       58,795         52,329           117,248        107,123
Selling, administrative and
  general expenses                   9,285          8,335            19,066         19,550
                                   -------        -------           -------        -------

                                    68,080         60,664           136,314        126,673
                                   -------        -------           -------        -------

Operating income (loss)                410        ( 1,361)              369        ( 2,136)

Interest income                         33             21                54            106

Interest on indebtedness            13,439         11,624            25,910         22,725

Other expenses, net                    426            419               927          1,419
                                   -------        -------           --------        -------

Loss before income taxes and
  cumulative effect of change
  in accounting principle          (13,422)       (13,383)          (26,414)       (26,174)

Provision for income taxes
  (benefit)                              -              -                 -              -
                                   -------        -------           -------        -------

Loss before cumulative effect of
  change in accounting principle   (13,422)       (13,383)          (26,414)       (26,174)

Cumulative effect of change in
  accounting principle for
  income taxes                           -              -                 -          2,100
                                   -------        -------           -------        -------

Net loss                         $ (13,422)       (13,383)          (26,414)       (24,074)
                                   =======        =======           =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                     Year-to-date
                                                            -------------------------------
                                                            July 2, 1994      July 3, 1993
                                                            -------------     ------------
Cash flows from operating activities:
  Net loss                                                  $( 26,414)         ( 24,074)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Cumulative effect of change in accounting principle           -          (  2,100)
      Depreciation and amortization                             1,960             2,095
      Loss on sale of property, plant and equipment          (     51)              401
      Loss on sale of property recognized in 1992                   -             4,562
      Current period interest converted to pay-in-kind
        debentures                                              5,790             4,964
      Changes in assets and liabilities:
        Accounts receivable                                     4,011          (  1,889)
        Inventories                                               147          (    231)
        Prepaid expenses and other current assets            (     46)         (    630)
        Accounts payable                                     (    592)         (    911)
        Accrued expenses                                        5,330          (    546)
        Federal and state income taxes                       (     79)            2,462
        Other, net                                                438               193
                                                              -------          --------
Cash used - operating activities                             (  9,506)         ( 15,704)
                                                              -------           -------
Cash flows from investing activities:
  Capital expenditures                                       (  1,833)         (  1,571)
  Dispositions of property, plant and equipment                    52             3,887
                                                              -------           -------
Cash provided (used) - investing activities                  (  1,781)            2,316
                                                               -------          -------
Cash flows from financing activities:
  Proceeds from long-term debt                                 17,249            21,637
  Repayment of long-term debt                                (  2,650)         (  9,150)
  Dividends                                                  (     19)         (     16)
                                                              -------           -------
Cash provided (used) - financing activities                    14,580            12,471
                                                              -------           --------
Increase (decrease) in cash and cash equivalents                3,293          (    917)
Cash and cash equivalents:
  Beginning of period                                           3,968             5,993
                                                              -------           -------
  End of period                                             $   7,261             5,076
                                                              =======           =======

Supplemental schedule of cash flow information
- - ----------------------------------------------
Cash paid during year for:
  Interest                                                  $  13,824            12,232
  Income taxes                                                     80               931
Conversion of accrued interest to pay-in-kind
  debentures                                                   11,581             9,927

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to Unaudited Condensed Consolidated Financial
Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements




1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, and present fairly the results of operations for the three and six months ended July 2, 1994 and July 3, 1993, the financial position at July 2, 1994 and December 31, 1993 and the cash flows for the six months ended July 2, 1994 and July 3, 1993.

2. The results of operations for the three and six month periods ended July 2, 1994 are not necessarily indicative of the results to be expected for the full year.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                            July 2, 1994     December 31, 1993
                                           -------------     -----------------
                                            (Unaudited)          (Audited)

         Raw materials                       $ 18,702             20,371
         In process                             9,077              9,487
         Finished goods                        16,684             14,346
                                               ------             ------
         Inventories at
           first-in, first-out                 44,463             44,204
         LIFO reserve                          13,436             13,029
                                               ------             ------
         Inventories at LIFO                 $ 31,027             31,175
                                               ======             ======


4. The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of the change in accounting principle resulted in a $2.1 million reduction of the first quarter loss.

     No provision for income taxes has been provided during the six months ended July 2, 1994 and July 3, 1993, as the Company is in a net operating loss carryforward position.

5. The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The "IRS" has delivered proposed adjustments that approximate a net tax cost of $94 million, including interest through July 2, 1994. The Company believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. The Company has delivered to the IRS a protest of the proposed adjustments and requested a conference with the IRS Appeals Office regarding the issues. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements




6. On July 29, 1994, substantially all of the assets of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of the Company's wholly owned subsidiary, were sold to a third party for $40,000,000 cash. Of the total sales price, $24,250,000 was received upon closing. Of the remaining $15,750,000, $750,000 was placed in escrow for a period of one year and $15,000,000 was placed in escrow for a period of six months, in both cases to secure certain of the Company's post-closing obligations. After considering the estimated costs of disposition, the Company will recognize a gain of approximately $21,000,000. The net proceeds from the sale were used to pay existing debt.

     During the six months ended July 2, 1994 and July 3, 1993, Super Sagless generated net earnings of approximately $2,100,000 and $600,000, respectively. See Part II, Item 5 of this Form 10-Q for certain unaudited pro forma financial information regarding this disposition.

Item 2.


                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At July 2, 1994, the Company had short and long term debt of $412.1 million of which $.2 million was current. Short and long term debt was $386.0 million at December 31, 1993. The Company has the option during the first five years to pay interest on the senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payment of interest due April 1, 1994, on both the senior subordinated pay-in-kind debentures and merger debentures, amounting to approximately $7.1 million and $4.5 million, respectively.

Mohasco, the Company's principal operating subsidiary, is expected to service debt from its cash flow from operations and available credit facilities. Throughout 1993 and the first two quarters of 1994, Mohasco funded interest obligations related to long-term indebtedness through increased borrowings from Court Square Capital Limited ("CSCL"), under Mohasco's Credit Agreement with CSCL (the "Credit Agreement"). During the second quarter of 1994 the Company failed to comply with the loan agreement covenant regarding consolidated net worth. On June 3, 1994, CSCL waived compliance of this covenant for each of the months April, May and June of Fiscal Year 1994. The Company is dependent upon CSCL for funding of its debt service costs. CSCL has increased its revolving credit line to Mohasco in order for Mohasco to meet its obligations.
Management believes that cash flow from operations and funding from CSCL will be adequate to meet the Company's obligations through the end of Fiscal Year 1994.

During Fiscal Year 1995 the Company's option to pay interest on its senior subordinated pay-in-kind debentures and merger debentures in cash or the distribution of additional securities will end. The Company's cash flow from operations cannot be expected to be sufficient to permit the Company to make cash interest payments on these debt securities and the Company's senior debt obligations. In addition, the Company's credit facilities do not permit the Company to borrow funds to make cash interest payments. Accordingly, the Company will most likely default on its obligation to make cash interest payments on its senior subordinated pay-in-kind debentures and merger debentures.


Results of Operations

THREE MONTHS ENDED JULY 2, 1994, VERSUS THREE MONTHS ENDED JULY 3, 1993,

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1994 in comparison to the same period in 1993.

Net sales were approximately $68.5 million in the second quarter of 1994, an increase over last year's second quarter sales of approximately $59.3 million, due primarily to increased sales of upholstered furniture.

Cost of sales were approximately $58.8 million and $52.3 million for the second quarters of 1994 and 1993, respectively, or 85.8% and 88.2% of sales for the second quarters of 1994 and 1993, respectively. Cost of sales as a percentage of sales decreased 2.4% from the second quarter of 1993 to the second quarter of due primarily to favorable manufacturing variances manufacturing variances during the second quarter of 1994 caused primarily by improvements in plant layout and the introduction of cellular manufacturing techniques.

Selling, administrative and general expenses were approximately $9.3 million and $8.3 million for the second quarters of 1994 and 1993, respectively. The increase in 1994 is due primarily to certain favorable non-recurring items that took place in 1993 but not 1994. These involve the accrual of certain expenses at higher rates than were required as a result of adjustments in Co-operative advertising programs and a reduction of certain Comfort Center (furniture gallery) expenses. There were also favorable adjustments of previously accrued legal costs for contingencies that ultimately did not occur and of insurance premiums on a retrospective basis. If not for these cited one time items Selling, administrative and general expenses for the second quarter of 1994 would have been somewhat lower than in 1993.

Other expenses, net, were approximately $.4 million for the second quarters of 1994 and 1993.


SIX MONTHS ENDED JULY 2, 1994 VERSUS SIX MONTHS ENDED JULY 3, 1993

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1994 in comparison to the same period in 1993.

Net sales for the first six months of 1994 increased from last year's sales of approximately $124.5 million to approximately $136.7 million, primarily due to increased sales of upholstered furniture.

Cost of sales were approximately $117.2 million and $107.1 million to approximately $117.2 million for the first six months of 1994 and 1993, respectively, or 85.8% and 86.0% of sales for the first six months of 1994 and 1993, respectively.

Selling, administrative and general expenses were approximately $19.1 million and $19.6 million for the first six months of 1994 and 1993, respectively. The decrease due primarily to more effective utilization of resources and reduction of personnel due to the consolidation of administrative functions.

Other expenses, net, were approximately $.9 million and $1.4 million for the first six months of 1994 and 1993, respectively. The first quarter of 1993 included losses on the sales of property of approximately $.5 million.

Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which resulted in a $2.1 million cumulative effect of change in accounting principle, which reduced the 1993 loss. Refer to note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements.

No income taxes have been provided in the first six months of 1994 and 1993, respectively, as the Company is in a net operating loss carryforward position.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K, for the year ended December 31, 1993, for a description of pending legal action.

     There are certain legal proceedings arising out of the normal course of business, the financial risk of which are not considered material in relation to the consolidated financial position of the Company.


Item 5.  Other information

     On July 29, 1994, Super Sagless Corporation, a wholly-owned subsidiary of Mohasco, now named SSC Corporation ("Super Sagless"), sold substantially all of its assets to Leggett & Platt Furniture Hardware Company, a wholly-owned subsidiary of Leggett & Platt, Incorporated ("Leggett & Platt"), for $40 million in cash. Leggett & Platt also assumed substantially all of Super Sagless's liabilities. The purchase price was determined pursuant to arm's length negotiations between Super Sagless and Leggett & Platt. The net proceeds of the asset sale were used to repay debt.

     Prior to the asset sale, Super Sagless manufactured and sold mechanisms for motion furniture, such as sleepers, recliners and rockers and office furniture, hospital beds and related health care products. In connection with the asset sale, Leggett & Platt and Mohasco Upholstered Furniture Corporation, a wholly-owned subsidiary of Mohasco ("MUFCO"), entered into two supply arrangements. Pursuant to these supply arrangements, Leggett & Platt has agreed to supply at least 85% of the upholstered motion furniture mechanism requirements of MUFCO's Stratford and Barcalouger operating units.

The following unaudited pro forma condensed consolidated balance sheet and condensed consolidated statements of operations (collectively, the "pro forma statements") were prepared as if the sale of Super Sagless were effective as of January 1, 1993, for purposes of the pro forma condensed consolidated statements of operations for the year ended December 31, 1993, and for the six months ended July 2, 1994, and as of July 2, 1994, for the purposes of the pro forma condensed consolidated balance sheet. The pro forma statements do not purport to represent what the Company's financial position or results of operations would actually have been if the sale of Super Sagless had in fact occured on such dates or to project the Company's financial position or results of operations as of any future date or for any future period. Information regarding the Company's actual results of operations for the period presented may be obtained from the respective filings on Form 10-K and elsewhere within this Form 10-Q.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

            Pro Forma Condensed Consolidated Statement of Operations
                                  (Unaudited)
                         Six Months ended July 2, 1994

                                 (In thousands)





                                 Actual       Super Sagless      Application of      Fairwood
                                Fairwood       Corporation(1)       Proceeds         Pro Forma
                                --------       -----------          --------         ---------
Net sales                       $136,683         $(38,625)          $                $ 98,058

Cost of sales                    117,248          (33,291)                             83,957
Selling, administrative
  and general expenses            19,066           (3,390)                             15,676
                                 -------          --------           -------          -------

Operating income (loss)              369           (1,944)                 -           (1,575)

Interest expense, net             25,856                              (1,486)(2)       24,370
Other expenses, net                  927              108                               1,035
                                 -------          -------            -------          -------

Loss before taxes                (26,414)          (2,052)             1,486          (26,980)

Income taxes                           -                -                  -                -
                                 -------          -------            -------          -------

Net loss                       $ (26,414)        $ (2,052)          $  1,486         $(26,980)
                                 ========         ========           =======          ========





See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

            Pro Forma Condensed Consolidated Statement of Operations
                                  (Unaudited)
                          Year ended December 31, 1993

                                 (In thousands)





                                 Actual       Super Sagless      Application of      Fairwood
                                Fairwood       Corporation(1)       Proceeds         Pro Forma
                                --------       -----------          --------         ---------
Net sales                       $261,451         $(67,913)          $                $193,538

Cost of sales                    221,519          (59,035)                            162,484
Selling, administrative
  and general expenses            37,985           (6,468)                             31,517
                                 -------          --------           -------          -------

Operating income (loss)            1,947           (2,410)                 -             (463)

Interest expense, net             46,641                              (2,004)(2)       44,637
Gain on sale of subsidiary             -                              22,228 (3)       22,228
Other expenses, net                4,296                                                4,296
                                 -------          -------            -------          -------

Loss before taxes                (48,990)          (2,410)            24,232          (27,168)

Income taxes                           -                -              1,200 (4)        1,200
                                 -------          -------            -------          --------

Net loss (5)                   $ (48,990)        $ (2,410)          $ 23,032         $(28,368)
                                 ========         ========           =======          ========





See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                 Pro Forma Condensed Consolidated Balance Sheet
                                  (Unaudited)
                                  July 2, 1994

                                 (In thousands)



                                 Actual       Super Sagless      Application of      Fairwood
                                Fairwood       Corporation  (1)     Proceeds         Pro Forma
                                --------       -----------          --------         ---------
           Assets
Current Assets:
  Cash and cash equivalents     $  7,261         $                  $ 24,250  (6)
                                                                     (24,250) (6)    $  7,261
  Accounts and notes
   receivable, net                41,379           (5,429)            15,750  (6)      51,700
  Inventories                     31,028           (6,833)                             24,195
  Prepaid expenses and
   other current assets            3,724             (773)                              2,951
                                 -------          --------           -------          -------
    Total current assets          83,392          (13,035)            15,750           86,107

Property, plant and
 equipment, net                   25,615           (9,631)                             15,984
Other assets                       3,418                                                3,418
                                 -------          -------            -------          -------

      Total assets              $112,425         $(22,666)          $ 15,750         $105,509
                                 =======          ========           =======          =======

    Liabilities and
     Shareowners' Equity
Current liabilities:
  Current maturities of
   long-term debt               $    160         $                  $                $    160
  Accounts payable                13,353           (4,699)             3,832  (6)      12,486
  Accrued expenses                20,609           (2,682)                             17,927
  Federal and state
   income taxes                    5,630                               1,200  (4)       6,830
                                 -------          --------           -------          -------
    Total current liabilities     39,752           (7,381)             5,032           37,403

Long-term debt                   411,987                             (24,250) (6)     387,737
Deferred income taxes              2,827                                                2,827
Other liabilities                  4,071                                                4,071
                                 -------          --------           --------         -------
    Total liabilities            458,637           (7,381)           (19,218)         432,038

Redeemable preferred stock           100                                                  100

Common stock and other
 shareowner's equity            (346,312)         (15,285)            34,968         (326,629)
                                 -------          -------            --------        ---------
Total liabilities
  and shareowners' equity       $112,425         $(22,666)          $ 15,750         $105,509
                                 =======          ========           =======          =======


See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

    Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements



1. Reflects the operations and assets, liabilities and equity of Super Sagless, excluding cash and cash equivalents which remain with the Company.

2. Reflects the reduction in interest expenses on long-term debt based on the use of the proceeds from the sale. The sales proceeds, net of associated expenses, were used to reduce the outstanding balance of the Company's revolving line of credit. It has been assumed that $15 million of the total amount escrowed at the time of sale is released to the Company six months after the date of closing, with the remaining $750,000 released one year from the closing.

3.   Reflects the gain on the sale of Super Sagless.

4. No additional Federal income taxes result from the sale as the Company is generating sufficient operating losses to fully offset the gain on the sale. However, for state income tax purposes, the sale is estimated to result in an additional tax liability of $1.2 million.

5. In accordance with the regulations governing the preparation of pro forma financial statements, the cumulative effect of the Company's change in accounting principle as of January 1, 1993, has not been reflected in the "Actual" column for the year ended December 31, 1993.

6. Reflects receipt of the sale consideration. Of the total sales price of $40 million, $24.25 million was received at the date of closing and used to pay down existing indebtedness. Of the remaining $15.75 million, $750,000 was placed in escrow for a period of one year and $15 million was placed in escrow for a period of six months, in both cases to secure certain of the Company's post-closing obligations. The $3.83 million represents accrued costs associated with the sale.

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

         2.1 Agreement for Purchase and Sale of Assets among Super Sagless Corporation, Mohasco Corporation, Leggett & Platt Hardware Company and Leggett & Platt, Incorporated, dated July 14, 1994.



    (b)  Reports on Form 8-K

         None

                     FAIRWOOD CORPORATION AND SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FAIRWOOD CORPORATION
                                               (Registrant)



                                         /s/ John B. Sganga
                                         -------------------------
                                         John B. Sganga
                                         Chief Financial Officer,
                                         Executive Vice President,
                                         Secretary and Treasurer





Date:  August 15, 1994

                     FAIRWOOD CORPORATION AND SUBSIDIARIES



                                 EXHIBIT INDEX


Exhibit                                                          Sequential
  No.        Description                                          Page No.
- - -------      -----------                                         ----------
  2.1        Agreement for Purchase and Sale of Assets among         18
             Super Sagless Corporation, Mohasco Corporation,
             Leggett & Platt Furniture Hardware Company and
             Leggett & Platt, Incorporated, dated July 14, 1994.