Form 10-Q
period 1994-10-01
FAIRWOOD CORP
filed 1994-10-28
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 1994
                ----------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                        October 1, 1994
          -----                                        ---------------

Class A Voting, $.01 Par Value                                    500
- ------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
- ----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                October 1,    December 31,
                           Assets                                   1994          1993
                           ------                               -----------   ------------
                                                                (Unaudited)    (Audited)
Current Assets:

  Cash and cash equivalents                                     $   9,652         3,968
                                                                  -------       -------


  Accounts and notes receivable:
    Trade                                                          35,906        47,734
    Escrows receivable from sale of subsidiary                     15,750             -
    Other                                                           1,388         1,718
                                                                  -------       -------
                                                                   53,044        49,452
    Less allowance for discounts and doubtful accounts              2,713         4,062
                                                                  -------       -------

                                                                   50,331        45,390
                                                                  -------       -------

  Inventories                                                      22,236        31,175

  Prepaid expenses and other current assets                         2,487         3,678
                                                                  -------       -------


               Total current assets                                84,706        84,211
                                                                  -------       -------



Property, plant and equipment, at cost                             19,595        54,428
  Less accumulated depreciation and amortization                    5,785        28,685
                                                                  -------       -------

                                                                   13,810        25,743
                                                                  -------       -------



Other assets                                                        2,986         3,601
                                                                  -------       -------





                                                                $ 101,502       113,555
                                                                  =======       =======





                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                October 1,     December 31,
                   Liabilities and Deficit                          1994           1993
                   -----------------------                      -----------    -----------
                                                                (Unaudited)     (Audited)
Current Liabilities:

  Current maturities of long-term debt                          $     160            150
  Accounts payable                                                 11,472         13,945
  Accrued expenses                                                  9,708         21,070
  Federal and state income taxes                                    5,776          5,709
                                                                  -------        -------

               Total current liabilities                           27,116         40,874
                                                                  -------        -------



Long-term debt, less current maturities:
  Revolving credit                                                161,891        160,427
  Senior subordinated debentures                                   80,000         80,000
  Senior subordinated pay-in-kind debentures                      105,853         91,173
  Merger debentures                                                62,928         53,517
  Other notes and leases                                              540            700
                                                                  -------        -------

                                                                  411,212        385,817
                                                                  -------        -------

Deferred income taxes                                               1,325          2,827
Other liabilities                                                   4,103          3,816
                                                                  -------        -------

                                                                    5,428          6,643
                                                                  -------        -------


Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share              100            100
                                                                  -------        -------



Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                      55,948         55,948
  Retained deficit                                               (398,302)      (375,827)
                                                                  -------        -------

                                                                 (342,354)      (319,879)
                                                                  -------        -------


                                                                $ 101,502        113,555
                                                                  =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                       Three Months Ended              Nine Months Ended
                                 ----------------------------    ----------------------------


                                  October 1,     October 2,      October 1,     October 2,
                                     1994           1993            1994           1993
                                 ------------   ------------    ------------   ------------

Net sales                        $  51,710         60,923          188,393        185,460
                                   -------        -------          -------        -------

Cost of sales                       47,317         51,901          164,565        159,024
Selling, administrative and
  general expenses                   7,815          9,096           26,881         28,646
                                   -------        -------          -------        -------
                                    55,132         60,997          191,446        187,670
                                   -------        -------          -------        -------

Operating loss                       3,422             74            3,053          2,210


Interest income                         48             27              102            133
Interest on indebtedness            13,609         11,713           39,519         34,438
Gain on sale of subsidiary          20,830              -           20,830              -

Other income (expenses), net           654        (   633)         (   273)       ( 2.052)
                                   -------        -------          -------        -------


Income (loss) before income
  taxes and cumulative effect of
  change in accounting principle     4,501        (12,393)         (21,913)       (38,567)

Provision for income taxes             532              -              532              -
                                   -------         ------          -------        -------

Income (loss) before cumulative
  effect of change in accounting
  principle                          3,969        (12,393)         (22,445)       (38,567)

Cumulative effect of change in
  accounting principle for
  income taxes                           -              -                -          2,100
                                   -------        -------          -------        -------

Net income (loss)                $   3,969        (12,393)         (22,445)      ( 36,467)
                                   =======        =======          =======        =======




See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows

                                                                    (In Thousands)
                                                                     Year-to-date
                                                          --------------------------------
                                                          October 1, 1994  October 2, 1993
                                                          ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                $ ( 22,445)          ( 36,467)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle           -           (  2,100)
     Depreciation and amortization                             2,528              3,067
     (Gain) loss on sale of property, plant and equipment   (  1,629)               409
     Gain on sale of subsidiary                             ( 20,830)                 -
     Loss, recognized in 1992, on sale of property                                4,562
     Current period interest converted to pay-in-kind
        debentures                                            18,300             15,686
     Changes in assets and liabilities:
        Accounts receivable                                    5,588           (  4,396)
        Inventories                                            2,277           (  5,515)
        Prepaid expenses and other current assets           (    641)          (    878)
        Accounts payable                                       1,245              2,078
        Accrued expenses                                    (  4,546)          (  7,778)
        Federal and state income taxes                            67              2,448
        Other, net                                               902           (    477)
                                                             -------            -------
Cash used - operating activities                            ( 19,184)          ( 29,361)
                                                             -------            -------
Cash flows from investing activities:
  Capital expenditures                                      (  2,699)          (  2,701)
  Disposition of property, plant and equipment                 3,921              3,930
  Proceeds from sale of subsidiary, net of
   transaction costs                                          22,362                  -
                                                             -------            -------
Cash provided - investing activities                          23,584              1,229
                                                             -------            -------
Cash flows from financing activities:
  Proceeds from long-term debt                                28,213             38,653
  Repayment of long-term debt                               ( 26,900)          ( 10,150)
  Dividends                                                 (     29)          (     24)
                                                             -------            -------
Cash provided - financing activities                           1,284             28,479
                                                             -------            -------
Increase in cash and cash equivalents                          5,684                347
Cash and cash equivalents:
  Beginning of period                                          3,968              5,993
                                                             -------            -------
  End of period                                           $    9,652              6,340
                                                             =======            =======

Supplemental schedule of cash flow information
- ----------------------------------------------
Cash paid during year for:
  Interest                                                $   24,713             22,282
  Income taxes                                                   471                937
Conversion of accrued interest to pay-in-kind
  debentures                                                  24,091             20,649

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.





See accompanying notes to Unaudited Condensed Consolidated Financial
Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



   1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, and present fairly the results of operations for the three and nine months ended October 1, 1994 and October 2, 1993, the financial position at October 1, 1994 and December 31, 1993 and the cash flows for the nine months ended October 1, 1994 and October 2, 1993.

   2. The results of operations for the three and nine month periods ended October 1, 1994 are not necessarily indicative of the results to be expected for the full year.

   3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                         October 1, 1994       December 31, 1993
                                        -----------------      -----------------
                                           (Unaudited)             (Audited)

         Raw materials                      $ 14,754                20,371
         In process                            5,332                 9,487
         Finished goods                       14,051                14,346
                                              ------                ------
         Inventories at first-in,
           first-out                          34,137                44,204
         LIFO reserve                         11,901                13,029
                                              ------                ------
         Inventories at LIFO                $ 22,236                31,175
                                              ======                ======



   4. The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has delivered proposed adjustments that approximate a net tax cost of $96 million, including interest through October 1, 1994. The Company believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. The Company has delivered to the IRS a protest of the proposed adjustments and requested a conference with the IRS Appeals Office regarding the issues. The Company cannot predict the ultimate outcome nor the impact on its financial statement, if any.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


   5. On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of the Company were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received upon closing. Of the remaining $15.75 million, $.75 million was placed in escrow for a period of one year and $15 million was placed in escrow for a period of six months, in both cases to secure certain of the Company's post-closing
       obligations and representations.   After considering the estimated costs
       of disposition, the Company has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to pay existing debt.

       During the seven months ended July 29, 1994, Super Sagless generated net earnings, exclusive of the gain on sale, of approximately $2,300,000. During the nine months ended October 2, 1993, Super Sagless generated net earnings of approximately $1,150,000.

   6. The Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of the change in accounting principle resulted in a $2.1 million reduction of the first quarter loss.

       No provision for federal income taxes has been provided during the nine months ended October 1, 1994 and October 2, 1993, as the Company is in a net operating loss carryforward position. A provision for state income taxes of $532 thousand has been provided for the nine months ended October 1, 1994, as a result of the sale of substantially all of the assets and liabilities of Super Sagless.

   7. On October 1, 1994, the Company tendered additional debentures in payment of interest on its senior subordinated pay-in-kind debentures and merger debentures. On October 3, 1994, the trustee for the merger debentures informed the Company that it would notify holders of the merger debentures of its decision to decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that the Company failed to make payment of interest in cash. The Company informed the trustee that the Company disputes the trustee's view that the October 1, 1994 interest payment was required by the indenture governing the merger debentures to be made entirely in cash.

       The Company's cash flow from operations cannot be expected to be sufficient to permit the Company to make cash interest payments on the senior debt obligations of Mohasco and the Company's senior subordinated pay-in-kind debentures and merger debentures. In addition, Mohasco's credit facilities do not permit it to borrow funds to enable the Company to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, depending on the interpretation of the indentures governing the senior subordinated pay-in-kind debentures and merger debentures, the Company may have failed to make the interest payments required on October 1, 1994 and will probably fail to make the cash interest payments required on April 1, 1995.

Item 2.


                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


At October 1, 1994 the Company had short and long term debt of $411.4 million of which $.2 million was current. Short and long term debt was $386.0 million at December 31, 1993. The Company has the option during the first five years to pay interest on the senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payments of interest due April 1, 1994 and October 1, 1994 on the senior subordinated pay-in-kind debentures and merger debentures, amounting to approximately $14.7 million and $9.4 million, respectively.

On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of the Company were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received upon closing. Of the remaining $15.75 million, $.75 million was placed in escrow for a period of one year and $15 million was placed in escrow for a period od six months, in both cases to secure certain of the Company's post-closing obligations and representations. After considering the estimated costs of disposition, the Company has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to pay existing debt.

Mohasco, the Company's principal operating subsidiary, is expected to service debt from its cash flow from operations and available credit facilities. Throughout 1993 and the first three quarters of 1994, Mohasco funded interest obligations related to long-term indebtedness through asset dispostions, operations and increased borrowings from Court Square Capital Limited ("CSCL"), an affiliate, under Mohasco's Credit Agreement with CSCL (the "Credit Agreement"). The Company is dependent upon CSCL for funding of its debt service costs. CSCL has increased its revolving credit line to Mohasco in order for Mohasco to meet its obligations. Management believes that cash flow from operations and funding from CSCL will be adequate to meet the Company's obligations through the end of Fiscal Year 1994.

On October 1, 1994, the Company tendered additional debentures in payment of interest on its senior subordinated pay-in-kind debentures and merger debentures. On October 3, 1994, the trustee for the merger debentures informed the Company that it would notify holders of the merger debentures of its decision to decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that the Company failed to make payment of interest in cash. The Company informed the trustee that the Company disputes the trustee's view that the October 1, 1994 interest payment was required by the indenture governing the merger debentures to be made entirely in cash.

The Company's cash flow from operations cannot be expected to be sufficient to permit the Company to make cash interest payments on the senior debt obligations of Mohasco and the Company's senior subordinated pay-in-kind debentures and merger debentures. In addition, Mohasco's credit facilities do not permit it to borrow funds to enable the Company to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, depending on the interpretation of the indentures governing the senior subordinated pay-in-kind debentures and merger debentures, the Company may have failed to make the interest payments required on October 1, 1994 and will probably fail to make the cash interest payments required on April 1, 1995.

On September 22, 1989, the Company issued 918,168 warrants to purchase an aggregate of 142,900 shares of the Company's Class A Common Stock. In mid-October, 1994, the Company notified the holders of the warrants that the warrants may be exercised at any time before the close of business on September 21, 1995. The Company's notice also stated that the value of the shares appeared to be significantly less than the exercise price of the warrants and that therefore a registration statement had not been filed with the Securities and Exchange Commission covering the issuance of the shares upon exercise of the warrants. The Company noted that in the event that holders of the warrants do exercise them, issuance of the shares may be delayed pending the filing of a registration statement covering the issuance and its effectiveness under the Securities Act of 1933, as amended.

Results of Operations

THREE MONTHS ENDED OCTOBER 1, 1994 VERSUS THREE MONTHS ENDED OCTOBER 2, 1993

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1994 in comparison to the same period in 1993.

Net sales were approximately $51.7 million in the third quarter of 1994, a decrease from last year's third quarter sales of approximately $60.9 million, due primarily to the disposition of Super Sagless. Excluding Super Sagless, sales for the third quarter of 1994 were approximately $47.1 million compared to approximately $49.5 million for the third quarter of 1993. The decrease was primarily in the sales of upholstered furniture. Cost of sales were approximately $47.3 million in the third quarter of 1994, a decrease from last year's third quarter cost of sales of approximately $51.9 million. Excluding Super Sagless, cost of sales for the third quarter of 1994 were approximately $43.4 million compared to approximately $42.6 million for the third quarter of 1993. Cost of sales, excluding Super Sagless, as a percentage of sales was 92.1% in the third quarter of 1994 compared to 86.1% for the same period in 1993, primarily due to increased material costs of upgraded product content and delays in implementing price increases.

Selling, administrative and general expenses were approximately $7.8 million and $9.1 million for the third quarter of 1994 and 1993, respectively. Selling, administrative and general expenses, excluding Super Sagless, for the nine months of 1994 were approximately $7.4 million compared to approximately $7.5 for the nine months of 1993. The decrease was due primarily to decreased variable selling costs.

NINE MONTHS ENDED OCTOBER 1, 1994 VERSUS NINE MONTHS ENDED OCTOBER 2, 1993

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1994 in comparison to the same period in 1993.

Net sales for the first nine months of 1994 increased from last year's sales of approximately $185.5 million to approximately $188.4 million. Excluding Super Sagless, sales for the nine months of 1994 were approximately $156.6 million compared to approximately $152.1 million for the nine months of 1993. The increase was primarily in the sales of upholstered furniture.

Cost of sales for the first nine months of 1994 increased from last year's cost of sales of approximately $159.0 million to approximately $164.6 million. Excluding Super Sagless, cost of sales for the nine months of 1994 were approximately $138.9 million compared to approximately $131.4 million for the nine months of 1993. Cost of sales, excluding Super Sagless, as a percentage of sales was 88.7% for the nine months of 1994 compared to 86.4% for the same period in 1993, primarily due to increased material costs of upgraded product content and delays in implementing price increases.

Selling, administrative and general expenses were approximately $26.9 million and $28.6 million for the first nine months of 1994 and 1993, respectively. Selling, administrative and general expenses, excluding Super Sagless, for the nine months of 1994 were approximately due primarily to decreased variable selling costs.

Other expenses, net, decreased to approximately $.3 million for the first nine months of 1994 from approximately $2.1 million for the same period in 1993 primarily due to gains and losses on the sales of property and costs associated with divested operations.


Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which resulted in a $2.1 million cumulative effect of change in accounting principle, which reduced the 1993 loss.

Due to the taxable income generated as a result of the disposition of Super Sagless, the nine months ended October 2, 1994 included a state provision of approximately $.5 million.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K, for the year ended December 31, 1993 for a description of pending legal action.

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





Date:  October 28, 1994