Form 10-K405
FAIRWOOD CORP
filed 1995-03-31
CIK 854087

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended                     December 31, 1994
                          --------------------------------------------------

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    --------------------

Commission file number                         0-18446
                       -----------------------------------------------------

                            Fairwood Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
------------------------------------------         -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
------------------------------------------         -------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
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
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:

                      Warrants to Purchase Common Stock
                      ---------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No
                                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1995.

On February 28, 1995, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                     PART I



ITEM 1.  BUSINESS

   Fairwood Corporation ("Fairwood"), is a privately-held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Limited ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture s operations were diversified to include the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988.

   The principal executive offices of Fairwood are located at One Commerce Center, 1201 Orange St., Suite 790, Wilmington, Delaware 19801. Fairwood is a holding company with no independent operations: its primary asset is all of the common stock of Consolidated Furniture.

    On March 10, 1992, Consolidated Furniture entered into two Agreements and Plans of Merger, which provided for the disposition of two wholly-owned subsidiaries, Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") to Chromcraft Revington, Inc., an affiliate. The mergers were consummated on April 23, 1992 and the proceeds of the disposition were used by Consolidated Furniture to repay long-term debt owed to Court Square Capital Limited ("CSCL"), an affiliate of CVCL, under Consolidated Furniture's Credit Agreement with CSCL (the "Credit Agreement").

    On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received in cash upon closing and $15 million was received six months after closing. The remaining $.75 million was placed in escrow for a period of one year to secure certain of Super Sagless s post-closing obligations and representations. After considering the estimated costs of disposition, Super Sagless has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to repay long-term debt owed to CSCL under the Credit Agreement.

    Through its subsidiaries, Fairwood manufactures upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and sleepers.


Operations

   Fairwood, through its subsidiary, Consolidated Furniture, and Furniture Comfort Corporation ("Furniture Comfort"), formerly named Mohasco Upholstered Furniture Corporation, Consolidated Furniture's primary operating subsidiary, serves selected segments of the highly diversified $19+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Furniture Comfort's current operations engage in the manufacture and sales of a diversified line of upholstered furniture under several brand names. While most of its products are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

  Furniture Comfort has two divisions operating as separate independent companies. Each company markets and manufactures one or more specific brands of furniture. The Stratford Company ("Stratford") makes and sells mid-priced upholstered stationary and motion furniture under the brand names of Stratford, Stratolounger, Stratopedic and Avon. The Barcalounger Company ("Barcalounger") manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners.

    The furniture industry is affected to a substantial degree by style, value and fashion. Stratford and Barcalounger participate in important furnishings market showings held during the year in a number of larger cities to acquaint retailers with the significant number of new products introduced each year. Each Division frequently reviews their product lines to evaluate whether minor or major restyling of such lines is warranted. To generate new product and style ideas based upon consumer and retailer response, the divisions maintain in-house design staffs and contract with outside designers. The designers consult with manufacturing management to analyze the economic feasibility of producing new products based on their designs.

    Stratford operates in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants have eroded Stratford s market share. In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in order to maintain market share. Despite the inroads of these competitors over the past five years, Stratford remains positioned as one of the largest manufacturers of upholstered stationary and motion furniture in the United States. During this same five-year period, the impact of the economic recession on the industry also resulted in decreasing profit margins.

    Barcalounger targets a selected market for its high-end recliner chair and living room motion furniture. Barcalounger sells mainly to furniture stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products. The value and fine quality of its furniture is apparent as hardwood frames are emphasized and only the finest leather and fabric coverings are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the higher priced segment of the motion furniture industry.

    Stratford and Barcalounger are well known in the furniture industry which is characterized by a large number of relatively small manufacturers. The following are among the Company's larger competitors: Masco Corporation, Interco Industries, La-Z-Boy, Klausner, Natuzzi, and Bassett, many of which have greater financial resources than the Company. Competition is intense at all levels, stressing price, style, fabric and product finish.

Factors Affecting the Home Furnishings Industry

   The furniture industry as a whole is affected by demographics, household formations, the level of personal discretionary income, household mobility and the rate of new home construction. There exists a substantial replacement market that is relatively less affected by these factors.


Research and Development

    Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, Comfort believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, Comfort conducts research and development activities which are decentralized and directed by its individual operating divisions.

    The Stratford and Barcalounger operating divisions expended a total of $13,600,000 in the past five years for research and development programs of which $2,467,000, $2,623,000, and $2,403,000 was expended in 1994, 1993 and
1992, respectively.


Employees

  Consolidated Furniture and its subsidiaries employed 2,388 persons at December 31, 1994. Consolidated Furniture has a long record of generally harmonious relations with employees.


Backlog

    The backlog of orders among Furniture Comfort's furniture operations was approximately $ 21,306,000 at December 31, 1994 and approximately $22,643,000 at December 31, 1993. It is expected that the backlog at December 31, 1994 will be filled in the current year. Furniture Comfort does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.


Seasonality, Major Customers and Export Sales

    There are seasonal factors which affect Furniture Comfort's business. Spring and all are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of Furniture Comfort's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of the Furniture Comfort's activities for vacation periods of one or two weeks in July has a limiting effect on production as well as sales. Furniture Comfort maintains adequate levels of inventory to meet seasonal demands.

   Sears, Roebuck & Co. accounted for approximately twenty, sixteen and thirteen percent of Furniture Comfort's furniture sales during the years 1994, 1993 and 1992, respectively. Export sales for 1994 were approximately one percent of sales and were not significant in prior years.


Environmental and Raw Materials

    In 1994, there were no significant effects upon the capital expenditures, earnings and competitive position of Furniture Comfort and its divisions occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    Raw materials purchased by the Furniture Comfort are all procured in the open market from a number of suppliers. In general, no major difficulties have been experienced in obtaining raw materials.

Patents

    Patents are not a significant consideration in the manufacture of most of Furniture Comfort's products. Furniture Comfort does not believe that its operating income is materially dependent on any one patent or license or group of related patents or licenses.


ITEM 2.  PROPERTIES

   The furniture manufacturing activities of the Company are conducted in modern facilities of suitable construction. These facilities are in good operating condition, reasonably maintained and contain reasonably modern equipment. All of the principal items of machinery and equipment located in these facilities are owned by the primary operating subsidiary of Consolidated Furniture.

   Furniture Comfort's divisions also lease showroom and warehouse space throughout the United States for display and storage of products. Until March, 1993 Consolidated Furniture owned an office building located in Fairfax, Virginia. Office space is now leased.

   Furniture Comfort believes that its plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

    As of December 31, 1994, Furniture Comfort's divisions have eight plants and furniture facilities located in three states, California, North Carolina and Mississippi, occupying a total of approximately 2.8 million square feet. Of these plants and facilities, a total of approximately .04 million square feet of floor space is owned by the subsidiaries of Consolidated Furniture. A total of 2.8 million square feet is leased under long-term leases with various municipalities and counties with various expiration dates extending to 1999.

  Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of CSCL granted in connection with the Credit Agreement (See Note 4 to the Company s Consolidated Financial Statements set forth in item 8).

ITEM 3.  LEGAL PROCEEDINGS

    The Internal Revenue Service ("IRS") has completed the audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries, including Consolidated Furniture (the "Consolidated Group"), for the years ended July 11, 1988 through December 31, 1991, and has delivered to the Company a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal income tax arising from the proposed adjustments is approximately $66 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability would, together with statutory interest through the year ended December 31, 1994, and net of any applicable deduction for such interest, total approximately $100 million. The principal issues addressed in the RAR are (i) the proposed disallowance of approximately $164 million of interest expense claimed by the Consolidated Group with respect to debt incurred in connection with the 1988 acquisition of Consolidated Furniture by Fairwood under the theory that such debt should be recharacterized as equity for tax purposes, (ii) the proposed disallowance of approximately $19 million of investment banking, legal and other fees incurred by the Consolidated Group and deducted in the years in issue under the theory that such expenses are capital in nature and related theories, and (iii) the proposed disallowance of approximately $5 million of compensation expense deducted by the Consolidated Group under the theory that such expense constitutes non-deductible "golden parachute" payments. Fairwood believes that the proposed adjustments are in error and intends to contest vigorously this matter. Under available administrative procedures, Fairwood has protested the proposed adjustments and has had an initial conference with IRS Appeals division and expects to have additional conferences with the IRS Appeals division. Depending upon the outcome of discussions of the issues with the IRS Appeals division, Fairwood may litigate one or more of the issues.

    On October 14, 1993, Consolidated Furniture was served with a complaint filed in U.S. District Court in Philadelphia by third party plaintiffs against Consolidated Furniture and its former subsidiary, Sloane Blabon Corporation, which engaged in the linoleum business, U.S. vs. Berks Associates, et al., Civ. No. 91-4868, E.D. PA. The original complaint in the case was filed by the Environmental Protection Agency against Berks Associates and others to recover over $200 million from twelve defendants (not including Consolidated Furniture) for costs incurred or to be incurred in connection with the investigation and remediation of a Super Fund site in Douglasville, Pennsylvania. The original defendants then sued over 600 third party defendants to share in the liability, if any. Sloane Blabon is alleged to have disposed of benzine at the site from 1949 through May, 1953, when Sloane Blabon sold its relevant assets to Congoleum Corporation. During the period in question, Sloane Blabon disposed of substantial quantities of benzine to Berks Associates at the Douglasville site. However, Fairwood does not believe its disposals were toxic as alleged. The damages sought from Sloane Blabon and Consolidated Furniture are unspecified. On November 1, 1993, Fairwood filed a Notice and Certification denying the charges. Fairwood believes the charges are without merit and that it has valid defenses to the claims. At present, no trial date has been set.

    As of the date hereof, there are certain other legal proceedings pending, which arise out of the normal course of the Fairwood's business, the financial risk of which is not considered material in relation to the consolidated financial position of Fairwood.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Not applicable.



                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

   Fairwood's common stock is privately held. At December 31, 1994 and 1993, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1994 and 1993. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to the Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer monies to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to Fairwood s Consolidated Financial Statements set forth in Item 8.

    Common stock purchase warrants issued by Fairwood in connection with the 1989 Fairwood merger are held by the public. The common stock purchase warrants became exercisable in September 1994. See Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8. The warrant exercise price is $1 per share (subject to adjustment). In October 1994, Fairwood notified the holders of the warrants that the warrants may be exercised at any time before the close of business on September 21, 1995. Fairwood s notice also stated that the fair value of the shares appeared to be significantly less than the exercise price of the warrants and that therefore a registration statement had not been filed with the Securities and Exchange Commission covering the issuance of the shares upon exercise of the warrants. Fairwood noted that in the event that holders of the warrants do exercise them, issuance of the shares may be delayed pending the filing of a registration statement covering the issuance and its effectiveness under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA



                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                Five Year Summary of Consolidated Financial Data
                          (Dollar Amounts in Millions)



                                          Years ended December 31,
                                --------------------------------------------
                                1994      1993      1992      1991      1990
                                ----      ----      ----      ----      ----
Net sales                   $  244.9     261.4     267.0     341.4     335.2

Loss from continuing
 operations                   ( 39.4)   ( 46.9)   (159.1)   ( 49.9)   ( 37.5)

Loss from discontinued
 operations                        -         -         -         -    ( 28.5)

Loss before extraordinary
 items                        ( 39.4)   ( 46.9)   (159.1)   ( 49.9)   ( 66.0)

Extraordinary items                -         -       1.9         -         -

Net loss                      ( 39.4)   ( 46.9)   (157.2)   ( 49.9)   ( 66.0)

Total assets                    95.5     113.6     105.1     277.8     291.4

Long-term debt, including
 current maturities            415.4     386.0     330.8     370.8     330.4

Redeemable preferred stock        .1        .1        .1        .1        .1

    Fairwood acquired Consolidated Furniture in a purchase transaction deemed to be effective as of July 3, 1988. In 1992, the excess of purchase cost over fair value of assets acquired in the purchase of Consolidated Furniture was written off due to the determined unrecoverability of these costs. Also in 1992, operations data includes the activities of Chromcraft and Peters-
Revington for the period from January 1 through April 23, 1992.   In 1994,
operations data includes the activities of Super Sagless for the period from January 1 through July 29, 1994. Accordingly, the data presented for 1994, 1993 and 1992 is not comparable with one another or prior periods.

    The provision for income taxes associated with the 1990 prepayment of promissory notes by the acquirer of Consolidated Furniture s former rental operations are reflected as discontinued operations.

      For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 3 and 11 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES


1994 vs 1993 Results of Operations

    Net sales of approximately $244.9 million for 1994 decreased from 1993 net sales of approximately $261.4 million, due to the disposition of Super Sagless in July 1994. Excluding Super Sagless, net sales for 1994 were approximately $213.1 million as compared to approximately $213.6 million for 1993.

    Cost of sales decreased in 1994 to approximately $216.8 million from approximately $221.5 million in 1993, primarily due to the disposition of Super Sagless in July 1994. Excluding Super Sagless, cost of sales were approximately $191.1 million and $182.7 million for 1994 and 1993, respectively, or 89.7% and 85.6% of sales for 1994 and 1993, respectively. The 4.1% increase in cost of sales as a percentage of sales from 1993 to 1994, while sales decreased approximately 0.2%, was primarily due to increased material costs of upgraded product content, unfavorable manufacturing variances and delays in implementing certain price increases.

   Selling, administrative and general expenses decreased to approximately $36.2 million in 1994 from approximately $38.0 million in 1993, in part due to decreased variable selling costs. Excluding Super Sagless, selling, administrative and general expenses were approximately $31.8 million and $31.4 million for 1994 and 1993, respectively.

   Other income (expenses), net, increased approximately $6.2 million to approximately $1.9 million in 1994 from approximately $(4.3) million in 1993, primarily due to the gain on sale of the Clinton plant of approximately $1.4 million in 1994 and various expenses incurred in 1993 considered to be of a non-operating nature. As a result of the sale in July 1994 of substantially all of the assets and liabilities of Super Sagless, a gain of approximately $20.8 million was recognized.


1993 vs 1992 Results of Operations

     Net sales of approximately $261.4 million for 1993 decreased slightly from 1992 net sales of approximately $267.0 million, due to the disposition of Chromcraft and Peters-Revington in April 1992. Excluding Chromcraft and Peters-Revington in the 1992 results, net sales for 1993 were approximately $261.4 million compared to approximately $231.5 million for 1992, an increase of approximately 13%, primarily due to the number of units sold of upholstered furniture in 1993.

     Cost of sales decreased in 1993 to approximately $221.5 million from approximately $233.8 million in 1992, primarily due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington in the 1992 results, cost of sales were approximately $221.5 million and $206.9 million for 1993 and 1992, respectively, or 84.7% and 89.4% of sales for 1993 and 1992, respectively. The 4.7% reduction in cost of sales as a percentage of sales from 1992 to 1993, while sales increased approximately 13%, was primarily due to favorable manufacturing variances associated with higher volume of production and cost reduction and quality improvement programs at all subsidiary company manufacturing facilities. These programs include the streamlining of work flows, utilization of cellular production techniques, establishment of focused factory systems and implementation of benchmarking methods to lower and control both unit and factory overhead costs.

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

  Other expenses, net, decreased approximately $2.4 million to approximately $4.3 million in 1993 from approximately $6.7 million in 1992, primarily due to recording in 1992 anticipated losses in connection with the sale, completed in March 1993, of the Company's Fairfax, Virginia office building, and the transfer of many corporate functions to the operating companies, which were partially offset by 1993 losses on sales of property and costs associated with divested operations.

     A restructuring charge of approximately $85.9 million in 1992 was due to the write-off of the excess of purchase cost over fair value of assets acquired in the 1988 purchase of Consolidated Furniture due to the unrecoverability of these costs. Fairwood determined that the write up in assets resulting from the 1988 purchase was unrecoverable due to the continuing significant losses of the operating companies, and a lower of cost or market analysis of Fairwood s assets.


Provision for Income Taxes

     A cumulative effect of change in accounting principle of $2.1 million was recorded in 1993, which is described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
Due to the taxable income generated as a result of the disposition of Chromcraft and Peters-Revington, Fairwood provided for taxes of approximately $4.5 million in 1992, which were partially offset by the utilization of a net operating loss carry-forward of approximately $1.9 million, shown as an extraordinary item on the Consolidated Statements of Operations, yielding a net provision of approximately $2.6 million. Please refer to Note 3, Income Taxes, in the Notes to Company s Consolidated Financial Statements.


Liquidity and Capital Resources

    Capital requirements for operations during 1994 and 1993 were provided by financing channels and operating cash flow.

    Fairwood had working capital of approximately $43.5 million and $43.3 million at December 31, 1994 and 1993, respectively. At December 31, 1994, Fairwood had long-term debt of approximately $415.4 million of which $.2 million was current. Long-term debt at December 31, 1993 was approximately $386.0 million of which $.2 million was current. In July 1994, a portion of the proceeds to Consolidated Furniture from the disposition of Super Sagless were used to repay secured, senior debt of Consolidated Furniture and its subsidiaries in the approximate amount of $24.25 million. The remainder of the total sales consideration of $40 million for the assets of Super Sagless was placed in escrow to secure certain of the Company s post-closing obligations and representations. In January 1995, $15 million was received which was primarily used to repay additional amounts of secured, senior debt of Consolidated Furniture. The remaining $0.75 million of proceeds are expected to be received in mid-1995.

   Throughout 1994, 1993 and 1992, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. However, during 1992 and 1994 the proceeds to Consolidated Furniture from the disposition of Chromcraft and Peters-Revington and the sale of substantially all of the assets of Super Sagless of approximately $83 million and $24.25 million were used to repay debt of Consolidated Furniture and its subsidiaries. All outstanding debt at December 31, 1994 and 1993, excluding the merger debentures and capitalized lease obligations, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture will attempt either to refinance, or negotiate an extension of, the debt payable to CSCL when due in January 1996, although there can be no assurance that such attempts will be successful. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.5% at December 31, 1994. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

   Fairwood has the option until April 1, 1995 to pay interest on its senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payments of interest due April 1, 1994 and October 1, 1994 on both the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, the principal amount of Fairwood s senior subordinated pay-in-kind debentures and merger debentures increased by $14.7 million and $9.4 million, respectively, since December 31, 1993. For further details on financing and debt see Note 4 to Consolidated Financial Statements.

    As described above, on October 1, 1994, Fairwood tendered additional debentures in payment of interest on its senior subordinated pay-in-kind debentures and merger debentures. On October 3, 1994, the trustee for the merger debentures informed Fairwood that it would notify holders of the merger debentures of its decision to decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that Fairwood failed to make payment of interest in cash. Fairwood informed the trustee that they disputes the trustee s view that the October 1, 1994 interest payment was required by the indenture governing the merger debentures to be made entirely in cash.

    Capital additions were approximately $3.4 million, $4.2 million and $3.2 million for the years 1994, 1993 and 1992, respectively. Additions for 1995 are budgeted at approximately $3.1 million, primarily for the purchase of new manufacturing equipment.

    Fairwood s cash flow from operations will not be sufficient to permit Fairwood to make cash interest payments on the senior debt obligations of Consolidated Furniture and Fairwood s senior subordinated pay-in-kind debentures and merger debentures. In addition, Consolidated Furniture s credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, depending on the interpretation of the indentures governing the senior subordinated pay-in-kind debentures and merger debentures, Fairwood may have failed to make the interest payments required on October 1, 1994 and will probably fail to make the cash interest payments on April 1, 1995.

    Fairwood s operating companies are dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through April 1994 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and
(b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the inddenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

    Consolidated Furniture anticipates that funds provided by operations and available credit facilities under the Credit Agreement will be adequate in 1995 to support the operations of Stratford and Barcalounger. However, as discussed above, funds provided by operations and available credit facilities cannot be expected to be adequate to make cash interest payments due in 1995 on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture s obligations under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture and its subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1994 and 1993

Consolidated Statements of Operations for the Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Shareowners' Equity (Deficit) for the Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

                          Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1994. We also have audited the financial statement schedule as listed in the index for Item 14(a)2 on page 46. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has been notified by the Internal Revenue Service of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost of approximately $100 million, including interest through the year ended December 31, 1994. The Company has indicated that it disagrees with the proposed adjustments and intends is vigorously contesting the positions taken by the Internal Revenue Service. The ultimate outcome of these proposed adjustments cannot presently be determined. Accordingly, no provision for any liability that may result upon ultimate resolution of these proposed adjustments has been recognized in the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that Fairwood will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, Fairwood expects that it will be unable to meet certain required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995 and beyond. Further, as discussed in
Note 4 to the consolidated financial statements, Fairwood has been notified by the trustee for the merger debentures that it would decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that Fairwood failed to make the required payment of interest in cash at that date. These matters, along with the tax matter discussed in the previous paragraph, raise substantial doubt about the ability of Fairwood to continue as a going concern. Management's plans in regard to these matters are discussed in Notes 3 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 3 to the consolidated financial statements, Fairwood adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of January 1, 1993.



                                                 /s/ KPMG PEAT MARWICK LLP


February 10, 1995
Washington, DC

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1994 and 1993
                        (In thousands except share data)

Assets (note 4)                                           1994       1993
------                                                    ----       ----
Current assets:
  Cash and cash equivalents                             $  4,615     3,968
                                                          ------    ------

  Accounts and notes receivable:
    Trade                                                 38,034    47,734
    Escrows receivable from sale of subsidiary (note 2)   15,750         -
    Other                                                  1,812     1,718
                                                          ------   -------
                                                          55,596    49,452
    Less allowance for discounts and doubtful accounts     2,756     4,062
                                                          ------    ------
                                                          52,840    45,390
                                                         -------   -------

  Inventories (note 1)                                    18,813    31,175

  Prepaid expenses and other current assets (note 3)       2,499     3,678
                                                          ------   -------

            Total current assets                          78,767    84,211
                                                         -------   -------

Property, plant and equipment, at cost:
  Land                                                       137       233
  Buildings and improvements                              12,799    20,685
  Machinery and equipment                                  4,418    28,916
  Leasehold improvements                                   2,120     2,633
  Construction in progress                                   539     1,961
                                                         -------   -------
                                                          20,013    54,428

  Less accumulated depreciation and amortization           5,948    28,685
                                                         -------   -------
                                                          14,065    25,743
                                                         -------   -------


Other assets                                               2,732     3,601
                                                         -------   -------




                                                        $ 95,564   113,555
                                                         =======   =======


Liabilities and Shareowners' equity (deficit)                  1994       1993
--------------------------------------------                   ----       ----

Current liabilities:
 Current maturities of long-term debt (notes 4 and 8)      $    160         150
   Accounts payable:
    Trade                                                     6,084       9,135
    Other (includes claims payable of $1,991 in
      1994 and $2,263 in 1993)                                2,537       4,810
   Accrued expenses (includes interest of $10,357 in
      1994 and $9,431 in 1993)                               20,740      21,070
   Federal and state income taxes                             5,725       5,709
                                                             ------     -------
       Total current liabilities                             35,246      40,874
                                                             ------     -------

Long-term debt, less current maturities (notes 4 and 8):
  Revolving credit                                          165,870     160,427
  Senior subordinated debentures                             80,000      80,000
  Senior subordinated pay-in-kind debentures                105,853      91,173
  Merger debentures                                          62,928      53,517
  Capitalized lease obligations                                 540         700
                                                              -----       -----
                                                            415,191     385,817
                                                            -------     -------

Deferred Federal income taxes (note 3)                        1,359       2,827
Other liabilities (note 7)                                    4,346       3,816
                                                             ------      ------

                                                              5,705       6,643
                                                             ------      ------
Redeemable preferred stock (note 5):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares. Liquidation value $100 per share.             100         100
                                                              -----       -----

Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 4 and 6):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares.                                   -           -
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                       10          10

  Additional paid-in capital                                 55,938      55,938
  Minimum pension liability                                 ( 1,367)          -
  Retained deficit                                         (415,259)   (375,827)
                                                            -------     -------

                                                           (360,678)   (319,879)
                                                            -------     -------
Commitments and contingencies (notes 3, 4, 8, 10
  and 11)
                                                           $ 95,564     113,555
                                                             ======     =======

See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                           Years ended December 31,
                                     ------------------------------------
                                       1994          1993          1992
                                     --------      --------      --------
                                               (In thousands)
Net sales                          $  244,869       261,451       267,043
                                      -------       -------       -------
Cost of sales                         216,834       221,519       233,824
Selling, administrative
 and general expenses                  36,247        37,985        51,652
                                      -------       -------       -------
                                      253,081       259,504       285,476
                                      -------       -------       -------
Operating income (loss)              (  8,212)        1,947      ( 18,433)

Interest income                           498           205           225
Interest on indebtedness (note 4)    ( 53,852)     ( 46,846)     ( 43,781)
Gain on sale of subsidiary (note 2)    20,847             -             -
Restructuring charge (note 1)               -             -        85,945
Other income (expenses), net            1,859      (  4,296)     (  6,711)
                                      -------       -------       -------

Loss before income taxes,
 cumulative effect of change
 in accounting principle and
 extraordinary item                  ( 38,860)     ( 48,990)     (154,645)

Provision for income
 taxes (note 3)                           532             -         4,512
                                      -------       -------       -------

Loss before cumulative
 effect of change in accounting
 principle and extraordinary item    ( 39,392)     ( 48,990)     (159,157)

Cumulative effect of change in
 accounting principle (note 3)              -         2,100             -

Extraordinary item (note 3):
 Reduction of income taxes
  arising from carryforward of
  prior year operating losses               -             -         1,925
                                      -------       -------       -------

Net loss                           $ ( 39,392)     ( 46,890)     (157,232)
                                      =======       =======       =======


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1994, 1993 and 1992

                                 (In thousands)



                                  Common Stock      Additional    Minimum                       Shareowners'
                                ----------------      Paid-in     Pension    Retained             Equity
                                Class A  Class B      Capital    Liability    deficit            (Deficit)
                                -------  -------      -------    ---------   ---------           ---------
Balance, January 1, 1992        $   -       10         24,990         -      (171,644)           (146,644)
Capital contribution (note 2)                          30,948                                      30,948
Net loss                                                                     (157,232)           (157,232)
Preferred stock dividends                                                    (     28)           (     28)
                                 -----    -----        ------     ------      -------             -------
Balance, December 31, 1992          -       10         55,938         -      (328,904)           (272,956)
Net loss                                                                     ( 46,890)           ( 46,890)
Preferred stock dividends                                                    (     33)           (     33)
                                 -----    -----        ------     ------      -------             -------
Balance, December 31, 1993          -       10         55,938         -      (375,827)           (319,879)
Net loss                                                                     ( 39,392)           ( 39,392)
Adjustment to minimum
 pension liability (note 7)                                      ( 1,367)                        (  1,367)
Preferred stock dividends                                                    (     40)           (     40)
                                 -----    -----        ------     ------      -------             -------
Balance, December 31, 1994          -       10         55,938    ( 1,367)    (415,259)           (360,678)
                                 =====    =====        ======     ======      =======             =======





See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                    Years ended December 31,
                                                                               -----------------------------
                                                                               1994        1993         1992
                                                                               ----        ----         ----
                                                                                      (In thousands)
Cash flows from operating activities:
  Loss before extraordinary item and cumulative effect of
   accounting change                                                           ( 39,392)   ( 48,990)   (159,157)
  Gain from extraordinary item                                                        -           -       1,925
  Cumulative effect of change in accounting principle                                 -       2,100           -
  Net loss                                                                     ( 39,392)   ( 46,890)   (157,232)
                                                                               ---------   ---------   ---------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                                 2,974       3,905       8,417
    Amortization of goodwill                                                          -           -       1,956
    Restructuring charge                                                              -           -      85,945
    Gain on sale of Super Sagless assets                                       ( 20,847)          -           -
    Loss (gain) on  sale of property, plant and equipment                      (  1,636)        431          87
    Loss, recognized in 1992, on sale of property                                     -       4,562           -
    Deferred income taxes                                                      (  1,468)      2,827           -
    Proceeds from  pension plan reversion                                             -           -          69
    Current period conversions of PIK debentures                                 18,300      15,686      13,433
    Changes in assets and liabilities:
      Accounts receivable                                                         3,079    (  9,490)     10,884
      Inventories                                                                 5,700    (  7,217)   (    636)
      Prepaid expenses and other current assets                                     849    (  3,280)   (     12)
      Accounts payable                                                         (  1,646)   (    323)      1,958
      Accrued expenses                                                            5,119    (    847)      4,560
      Federal and state income taxes                                                 16       3,789       1,920
      Other, net                                                                  1,399         496    (    229)
                                                                               ---------   ---------   ---------
Cash used - operating activities                                               ( 27,553)   ( 36,351)   ( 28,824)
                                                                               ---------   ---------   ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                   (  3,401)   (  4,206)   (  3,223)
  Proceeds from disposition of property,
    plant and equipment                                                           3,929       3,980         398
  Proceeds from sale of Super Sagless  assets                                    22,379           -           -
  Proceeds from disposition of Chromcraft and
    Peters-Revington                                                                 -            -      50,525
                                                                               ---------   ---------   ---------
Cash provided (used) - investing activities                                      22,907    (    226)     47,700
                                                                               ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from long-term debt                                                   31,193      48,202      36,022
  Repayment of long-term debt                                                  ( 25,900)   ( 13,650)   ( 61,039)
                                                                               ---------   ---------   ---------
Cash provided (used) - financing activities                                       5,293      34,552    ( 25,017)
                                                                               ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents                                    647    (  2,025)   (  6,197)

Cash and cash equivalents:
  Beginning of period                                                             3,968       5,993      12,190
                                                                               ---------   ---------   ---------
  End of period                                                               $   4,615       3,968       5,993
                                                                               =========   =========   =========

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                                    $  28,835      25,372      25,273
  Income taxes                                                                      506         978       2,185

Non-cash portion of proceeds from sale of Super Sagless assets                   15,750           -           -

Conversion of accrued interest to PIK debentures                                 24,091      20,649      17,697

Adjustment to minimum pension liability                                           1,367           -           -

Non-cash portion of proceeds from disposition of
  Chromcraft and Peters-Revington and debt repayment                                  -           -      32,579


See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements represent a consolidation of the financial statements of Fairwood Corporation ("Fairwood" or the "Company"), and Consolidated Furniture Corporation ("Consolidated Furniture", formerly named Mohasco Corporation) and all of its subsidiaries. All significant intercompany balances, transactions and profits have been eliminated in consolidation.


     Inventories

     All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method.

     A LIFO liquidation occurred during 1992 but did not result in any significant reduction of cost of sales.

     The components of inventory at December 31 are as follows (in thousands):

                                                 1994          1993
                                                 ----         ----
       Raw materials                         $  14,696        20,371
       In process                                4,193         9,487
       Finished goods                           11,914        14,346
                                               -------       -------
       Inventories at first-in, first-out       30,803        44,204
       LIFO reserve                             11,990        13,029
                                               -------       -------
       Inventories at LIFO                   $  18,813        31,175
                                               =======       =======


     Property, Plant and Equipment

     Depreciation and amortization of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives as follows: buildings and buildings capitalized under long-term leases from 30 to 45 years; machinery and equipment from 3 to 14 years; and leasehold improvements over the term of the related leases.

     Manufacturing and warehousing facilities under long-term leases which were constructed by various local governmental bodies have been capitalized.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Statements of Cash Flows

     Cash and cash equivalents include cash in banks and highly liquid short-term investments having a maturity of three months or less on the date of purchase.


     Income Taxes

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates.

     Effective January 1, 1993, the Company adopted Statement 109. The adoption of Statement 109 resulted in a cumulative effect adjustment of $2,100,000 which reduced the net loss for 1993, and which is reflected in the 1993 statement of operations. Financial statements for 1992 and prior years have not been restated.

     Under the deferred method, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting and tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     Restructuring Charge

     In December 1992, the excess of purchase cost over the fair value of assets acquired in the 1988 and 1989 purchase of Consolidated Furniture was written off due to the unrecoverability of these costs.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Restructuring Charge (continued)

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


(2)  Divestitures

     Super Sagless Corporation

     On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received upon closing and $15 million was received six months after closing. The remaining $0.75 million was placed in escrow for a period of one year to secure certain of the Company's post-closing obligations and representations. After considering the estimated costs of disposition, the Company has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to pay existing debt owed CSCL.

    During the period January 1 through July 29, 1994, Super Sagless generated operating earnings before income taxes, exclusive of the gain on sale, of approximately $2,300,000. During 1993 and 1992, Super Sagless generated operating earnings (loss) before income taxes of approximately $2,400,000 and ($883,000), respectively.

     Chromcraft and Peters-Revington Corporations

     The Company disposed of Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") to Chromcraft Revington, Inc., an affiliate, in April 1992. The proceeds from the disposition amounted to approximately $83.1 million, approximately $30.9 million greater than the book value of the net assets of Chromcraft and Peters-Revington. Due to the affiliated nature of the

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)  Divestitures (continued)

transaction, the $30.9 million was accounted for as contributed capital. The proceeds were used to repay long-term debt owed to Court Square Capital Limited ("CSCL"), an affiliate of the Company. The disposition generated taxable income which resulted in a tax provision for the year 1992.

     During the period January 1 through April 23, 1992, Chromcraft and Peters-Revington generated operating earnings before income taxes of approximately $700,000.

(3)   Income Taxes

     As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993, which resulted in a cumulative effect adjustment of $2,100,000 which decreased the net loss for the year 1993. The effect of Statement 109 on the provision for income taxes for the years ended December 31, 1994 and 1993 was not material.

     Components of the provision for income taxes are summarized, in thousands, as follows:

                                    Years ended December 31,
                                 ------------------------------
                                   1994       1993       1992
                                 --------   --------   --------
Current:
   Federal                      $     -          -        3,225
   State and local                   532         -        1,287
                                  ------     ------      ------
                                     532         -        4,512
Deferred                              -          -           -
                                  ------     ------      ------

Total provision for income
   taxes before utilization
   of net operating
   loss carryforward                 532         -        4,512
Net operating loss
   carryforward                       -          -      ( 1,925)
                                   ------     ------     ------
Total provision for income
   taxes                         $   532         -        2,587
                                   ======     ======     ======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)  Income Taxes (continued)

     The differences between the actual taxes and taxes computed at the U.S. Federal Income tax rate of 34% are summarized, in thousands, as follows:



                                       Years ended December 31,
                                    ------------------------------
                                      1994       1993       1992
                                    --------   --------   --------
Expected tax benefit computed
  at U.S. rate                   $  (13,393)   (16,657)   (52,579)
Increase in valuation
  allowance                          13,574     16,821         -
Taxable gain on
  disposition (note 2)                   -          -      21,675
State taxes, net
  of Federal benefit                    351         -         850
Non-deductible depreciation
  from purchase accounting
  adjustments                            -          -       1,448
Goodwill amortization and
  restructuring charge                   -          -      29,886
Other                                    -     (   164)     3,232
                                     ------     ------     ------
                                        532         -       4,512
Utilization of net operating
  loss carryforward                      -          -     ( 1,925)
                                     ------     ------     ------

Total provision for income taxes   $    532         -       2,587
                                     ======     ======     ======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)  Income Taxes (continued)

     The tax effects of temporary differences as of December 31, 1994 and 1993, in thousands, are as follows:


                                                  1994       1993
                                                --------   --------
      Deferred tax assets:
        Net operating loss carryforwards        $ 31,978   $ 18,356
        Accounts receivable                        1,077      1,138
        Vacation and holiday pay                     420        655
        Accrued expenses                           4,983      4,551
        Interest on merger debentures              4,735      4,494
        Valuation allowance                      (41,834)   (26,367)
                                                  ------     ------
                                                $  1,359   $  2,827
                                                  ======     ======

      Deferred tax liabilities:
        Property, plant and equipment           $  1,359   $  2,827
                                                  ======     ======


     The valuation allowance for deferred tax assets as of January 1, 1993 was $7,047,000. The net changes in the total valuation allowance for the years ended December 31, 1994 and 1993 were increases of $15,467,000 and $19,320,000, respectively.

     At December 31, 1994, the Company's net operating loss carryforwards of approximately $84,240,000 expire in 2008 and 2009.

     Net current deferred income tax benefits of $1,359,000 and $2,827,000 at December 31, 1994 and 1993, respectively, are included in other current assets in the accompanying consolidated balance sheets.

     The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has proposed adjustments that approximate a net tax cost of $100 million, including interest through the year ended December 31, 1994. The Company believes the IRS's position with respect to these issues is incorrect and is vigorously contesting these proposed adjustments. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)  Long-term Debt

     In conjunction with the Company's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, the Company issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants (as discussed below) to purchase, in the aggregate, 142,900 shares of the Company's Class A common stock. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through March 1994. Among other things, these amendments extended certain debt due dates, increased certain debt limits and credit lines and modified selected financial covenant tests. Certain provisions of these instruments have been waived at various times through April 1994. Proceeds from the disposition of Chromcraft and Peters-Revington and the sale of substantially all the assets and liabilities of Super Sagless were used to repay a portion of the debts due under the Credit Agreement with CSCL.

     The outstanding debt at December 31, 1994 and 1993 was as follows (in thousands):

                                                      December 31,
                                                         1994
                                                        Interest
     Debt                          1994      1993        Rates
     ----                          ----      ----     ------------
Revolving credit, due 1996     $ 165,870   160,427        10%
Senior subordinated
 debentures, due 1996             80,000    80,000        18%
Senior subordinated pay-
 in-kind debentures, due 2001    105,853    91,173        15 1/2%
Merger debentures, due 2004       62,928    53,517        16 7/8%
Other, due 1998                      700       850         6%
                                 -------   -------

                                 415,351   385,967
Less current maturities              160       150
                                 -------   -------
                               $ 415,191   385,817
                                 =======   =======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)  Long-term Debt (continued)

     Substantially all of the Company's debt instruments restrict the payment of dividends and the Credit Agreement with CSCL, relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. The Company plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

     In the opinion of management, the Company has the option until April 1, 1995 to pay interest on the senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. On October 1, 1994, the Company tendered additional debentures in payment of interest on its senior subordinated pay-in-kind debentures and merger debentures. On October 3, 1994, the trustee for the merger debentures informed the Company that it would notify holders of the merger debentures of its decision to decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that the Company failed to make payment of interest in cash. The Company informed the trustee that the Company disputes the trustee's view that the October 1, 1994 interest payment was required by the indenture governing the merger debentures to be made entirely in cash. See Note 11.

     The aggregate maturities of long-term debt (including capitalized lease obligations) during the next five years and thereafter are as follows:
$160,000 in 1995; $246,040,000 in 1996; $180,000 in 1997; $190,000 in 1998; and
$168,781,000 subsequent to 1999.

     The warrants issued with the merger debentures, discussed above, became exercisable as of September 22, 1994 for a one-year period. The warrant exercise price is $1 per share (subject to adjustment).


(5)  Redeemable Preferred Stock

     The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1994 and 1993, dividends payable were approximately $150,000 and $110,000, respectively.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)  Common Stock

     Holders of Class A common stock are entitled to convert their shares to an equal number of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of Class A common stock.


(7)  Employee Benefit Plans

     All salaried employees, excluding certain key executives, and hourly paid employees of the Company with one year of service were covered by non-contributory defined benefit retirement plans through May 31, 1993, at which time further benefit accruals ceased and the plans were "frozen." Benefits for the plans are determined based on length of service and certain average annual employee earnings. The cost of the retirement plans is accrued annually; funding is in accordance with actuarial requirements of the plans, subject to the Employee Retirement Income Security Act of 1974, as amended.

     Pension expense is summarized, in thousands, as follows:

                                            Years ended December 31,
                                           -------------------------
                                            1994     1993      1992
                                           ------   ------   -------
  Current service cost                     $    -    1,506    1,992
  Interest cost                               892      956      856
  Return on assets                         (  829)  (  630)  (  407)
  Amortization of prior service cost            -       99      212
  Special curtailment charge due to
   cessation of benefit accruals as of
   May 31, 1993 and disposition of
   Chromcraft and Peters-Revington in
   April 1992                                   -      927      914
                                            -----    -----    -----

                                           $   63    2,858    3,567
                                            =====    =====    =====

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)  Employee Benefit Plans (continued)

     Information with respect to the retirement plans for 1994 and 1993 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, 1994 and 1993, respectively, and reconciles amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993, respectively (in thousands):

                                                      1994      1993
                                                      ----      ----
Actuarial present value of obligations:
  Vested                                            $12,326    11,787
  Nonvested                                             689       642
                                                     ------    ------
  Accumulated and projected benefit obligation       13,015    12,429
  Assets at fair value at December 31                 9,079     9,033
                                                     ------    ------
  Projected benefit obligation in excess of assets    3,936     3,396
  Unrecognized net gain (loss)                      ( 1,367)  (     3)
                                                     ------    ------
  Accrued pension cost at December 31                 2,569     3,393
  Adjustment for minimum liability                    1,367        -
                                                     ------    ------
  Pension liability at December 31                  $ 3,936     3,393
                                                     ======    ======

Assumptions:
   Interest rates for obligations                      7.25%     7.25%
   Long-term rate of return                            9.00%     9.00%
   Salary increase rate                                 N/A       N/A

     As a result of the disposition of Chromcraft and Peters-Revington in April 1992, all employees of Chromcraft and Peters-Revington were vested in their retirement benefits under the plans.

     Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

     Barcalounger Retirement Plan

     This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, company contributions were $120,000 and $115,000, respectively.

     Barcalounger Savings Plan

     This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Employee Benefit Plans (continued)


to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, company matching contributions were $36,000 and $21,000, respectively.

     Stratford Retirement Plan

     This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, company contributions were $1,039,000 and $630,000, respectively.

     Prior to the sale of Super Sagless, $252,500 and $492,000 was incurred for the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, respectively, under the Super Sagless Retirement-Savings Plan, which covered Super Sagless employees with at least one year of service. No future contributions to the Super Sagless Plan by the Company are required.


    The Company also maintained a non-qualified retirement plan for certain key executives, who were excluded from participation in Consolidated Furniture's Salaried Retirement Plan. Benefits of the executive retirement plan were substantially the same as the Salaried Retirement Plan. The executive retirement plan ceased benefit accruals in December 1992. The cost of this plan was approximately $751,000 in 1992. As of December 31, 1994, the remaining obligations under this executive plan are approximately $546,000, and are included in other long-term liabilities.

     The Company also sponsors an investment plan. The plan previously covered all employees but, subsequent to the adoption of the Barcalounger and Super Sagless plans, noted above, this plan covers all employees not covered by such plans. At the date of adoption of the Barcalounger and Super Sagless plans, Barcalounger and Super Sagless participants' account balances were transferred to the Barcalounger and Super Sagless plans. Company contributions to the Company's investment plan were $39,000 in 1994, $50,000 in 1993 and $177,000 in 1992.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)  Employee Benefit Plans (continued)

     Under various incentive compensation plans, certain employees of the Company and its subsidiaries earned bonuses for reaching specific performance criteria amounting to $519,000 in 1994, $964,000 in 1993 and $346,000 in 1992.


(8)  Rental Commitments

     The Company and its subsidiaries lease certain manufacturing and warehousing facilities (capitalized leases), equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

     Future minimum lease payments at December 31, 1994, under all non-cancelable leases are as follows:

        Period                               Capital      Operating
        ------                               -------      ---------
                                                  (In thousands)
        1995                                  $ 197           1,114
        1996                                    197             929
        1997                                    197             910
        1998                                    196             928
        1999                                     -              724
        After 1999                               -              426
                                              -----          -------

        Total minimum lease payments            787           5,031
                                                             =======

        Less amounts representing interest       87
                                              -----

        Total capitalized lease
         obligations                            700
        Less current maturities of
         capitalized lease obligations          160
                                              -----
        Capitalized lease obligations
         net of current maturities          $   540
                                              =====


     It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)  Rental Commitments (continued)

     Rental expense is summarized, in thousands, as follows:

                                       Years ended December 31,
                                    ------------------------------
                                      1994       1993       1992
                                    --------   --------   --------
Minimum Rentals
 (including cancel-
 able leases)                       $  4,314      4,276      5,502
Contingent rentals
 (principally mileage
 charges)                                  -        362        452

Sublease rentals                     (   285)   (   425)   (   674)
                                      ------     ------     ------
                                    $  4,029      4,213      5,280
                                      ======     ======     ======



(9)  Financial Information by Industry Segments

     The Company is engaged in only one segment of business, the manufacture of furniture. Sears Roebuck and Co. accounted for approximately twenty percent, sixteen percent and thirteen percent of the Company's sales in each of the years 1994, 1993 and 1992, respectively.


(10) Contingencies

     There were contingent liabilities at December 31, 1994 consisting of purchase commitments and legal proceedings arising in the ordinary course of business. The financial risk involved in connection with all contingent liabilities, except the proposed adjustments delivered by the IRS, see note 3, and the potential default condition on the merger debentures, see note 4, is not considered material in relation to the consolidated financial position of the Company.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Liquidity

     Consolidated Furniture is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. As discussed in Note 4, subject to the interpretation of the trustee for the merger debentures, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was settled by distribution of additional securities through September 1994. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to secure their obligations under the Credit Agreement. Throughout portions of 1994, 1993 and 1992, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. Consolidated Furniture funded these interest obligations through increased borrowings from CSCL under the Credit Agreement. However, during 1992 and 1994 the proceeds to Consolidated Furniture from the disposition of Chromcraft and Peters-Revington and substantially all of the assets of Super Sagless of approximately $83 million and $24 million, respectively, were used to repay debt of Consolidated Furniture and its subsidiaries under the Credit Agreement.

     The Company is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving line of credit line to Consolidated Furniture under the Credit Agreement which has enabled Consolidated Furniture to meet its debt service obligations. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring monies to the Company with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. Management believes that cash flow from operations and funding from CSCL will be adequate for its working capital requirements and any cash payments due on the debt of Consolidated Furniture through December 31, 1995.

     However, the Company's cash flow from operations will not be sufficient to permit the Company to make cash interest payments on the Company's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable the Company to make cash interest payments on the senior subordinated pay-in-kind debentures

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Liquidity (continued)

and merger debentures. Accordingly, depending on the interpretation of the indentures governing the senior subordinated pay-in-kind debentures and merger debentures, the Company may have failed to make the interest payments required on October 1, 1994, see note 4, and will probably fail to make the cash interest payments required on April 1, 1995. Management is assessing its alternatives and plans with respect to this matter based on possible actions, if any, which are taken by the holders of the senior subordinated pay-in-kind debentures and merger debentures.

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

                             Director     Position and Principal Occupation or
       Name              Age   Since       Employment Held During Last 5 Years
       ----              --- --------     ------------------------------------
John B. Sganga            63   1992       Chief Financial Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer since February 1993.
                                          Mr. Sganga is also, inter alia,
                                          Chief Financial Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer of Consolidated Furniture
                                          and Vice President, Treasurer and
                                          Secretary of each of Consolidated
                                          Furniture's subsidiaries. From
                                          December 1988 to February 1993,
                                          Mr. Sganga served the Company and
                                          its subsidiaries in various officer
                                          positions.  Mr. Sganga is also a
                                          director of Consolidated Furniture.


M. Saleem Muqaddam        47   1992       Vice President, CVCL, an affiliate
                                          of the Company, since 1989.  Mr.
                                          Mugaddam is also vice president of
                                          CSCL, an affiliate of CVCL.
                                          Previously, Mr. Muqaddam spent 15
                                          years with Citibank, N.A., an
                                          affiliate of the Company, in senior
                                          managerial positions.  Mr. Muqaddam
                                          is also a director of Consolidated
                                          Furniture, Chromcraft Revington,
                                          Inc., Pamida Holdings, Inc. and
                                          Plantronics, Inc.

    The following were subsidiary presidents and may be deemed to be executive officers of the Company as of December 31, 1994:

                                                            Date Assumed
       Name              Age           Position               Position
       ----              ---           --------               --------
Stephen R. Lake           48     Chief Operating Officer    August 1994
                                 Stratford Division of
                                 Furniture Comfort
                                 Corporation.

Robert M. Shaughnessy     54     President of Furniture     July 1992
                                 Comfort Corporation and
                                 President and Chief
                                 Executive Officer
                                 Stratford Division of
                                 Furniture Comfort
                                 Corporation

Wayne T. Stephens         44     President and Chief         October 1992
                                 Executive Officer
                                 Barcalounger Division of
                                 Furniture Comfort
                                 Corporation

     There are no family relationships among any of the Company's directors or officers.

     The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

     Effective February 1, 1995 Mr. Lake was appointed to the position of President of the Stratford Company ( Stratford ), a Division of Furniture Comfort Corporation. From August 1994 to February 1995 he was the Chief Operating Officer of Stratford. From September 1991 to July 1994 he was the President and Chief Executive Officer of Super Sagless Corporation. From prior to 1989 to February 1991 he was Vice President and General Manager of Clark Components N.A.

   Effective February 1, 1995 Mr. Shaughnessy resigned as President of Furniture Comfort Corporation and President and Chief Executive Officer of Stratford. Prior to his resignation he had been employed by the Company since July 1992 in his present position. From February 1991 to July 1992 he was Vice President, Marketing, Outboard Marine Corporation, from June 1990 to February 1991 he worked as a consultant and from prior to 1989 to June 1990 he was Senior Vice President, Navistar.

    In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies; he was president from September 1989 to January 1990 of Southwest Elevator Corporation, from January 1990 to January 1991 of Munford, Inc., from January 1991 to October 1991 of Specialty Paperboard, Inc., from January 1992 to October 1992 of Docktor Pet, Inc. and from October 1992 to April 1993 as President and Chief Executive Officer of the Barcalounger Division of Furniture Comfort Corporation. While continuing in his role as President and Chief Executive Officer of the Barcalounger division, in April 1993, Mr. Stephens became a direct consultant to the Company and in January 1994 an employee of Furniture Comfort Corporation. Prior to joining The Finley Group in September 1989, Mr. Stephens was a partner with Deloitte & Touche, a public accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

    Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE


                                                      Long-term
                                                    Compensation
Name and                       Annual Compensation  ------------
Principal                      -------------------       LTIP           All Other
Position                Year   Salary      Bonus      Payouts         Compensation
---------               ----               -----      -------         ------------
John B. Sganga         1994  $150,000  $              $    -           $  7,766 (1)
Executive VP           1993   190,729          -           -              1,907 (1)
and CFO                1992   192,500      34,235       1,392 (2)       157,835 (1)

Stephen R. Lake
Chief Operating        1994   213,686   1,147,721          -             51,849 (3)
Officer                1993   170,000     172,975          -             15,809 (3)
Stratford              1992   153,750     112,468          -                413

Robert M. Shaughnessy
President of           1994   250,000     141,934          -              4,524 (4)
Furniture Comfort      1993   235,231          -           -             39,903 (4)
 & CEO Stratford       1992   101,667     110,000          -             28,935 (4)

Wayne T. Stephens      1994   160,000          -           -              2,150 (5)
President & CEO        1993       (5)          -           -                 -
Barcalounger           1992       (5)          -           -                 -

(1) 1994 amount represents company contributions to the investment plan of $1,500 and $6,266 for the value of the use of a company vehicle. 1993 amount represents company contributions to the Investment Plan. 1992 amount includes $150,510 distribution under the Executive Retirement Plan, $5,400 excess of book value over purchase price of company car, and $1,925 company contribution to Salaried Investment Plan.

(2) Deferred executive incentive award given in 1989 and payable in 1992. No deferred awards have been given since 1989.

(3) 1994 includes Super Sagless distribution from Super Sagless Retirement Plan of $51,849, Super Sagless base salary of $107,917 and bonus of $947,721 and Stratford base salary of $107,917 and bonus of $100,000. 1993 includes $12,916 distribution under the Executive Retirement Plan, $1,518 company contribution to the Super Sagless Retirement-Savings Plan, and $1,375 company contribution to Investment Plan. 1992 amount represents the company contribution to Investment Plan.

(4) 1994 amount represents $4,524 for the value of the use of a company vehicle. 1993 and 1992 amounts represent relocation allowances.

(5) 1994 amounts represent company contributions to the investment plan of $800 and $1,350 for the value of the use of a company vehicle. For the period October 1992 to April 1993, $155,682 was paid to The Finley Group for services it rendered through Mr. Stephens. For the period May 1993 to December 1993, $200,000 was paid to Mr. Stephens as a consultant.

EMPLOYMENT AGREEMENTS

    Consolidated Furniture entered into an employment agreement with Mr. Sganga, who is named in the summary compensation table, effective December 15, 1993, which provides for an annual salary, plus such bonuses as may be awarded in the discretion of the Board of Directors. This agreement will remain in effect through December 31, 1995 unless terminated sooner with or without cause by the Board of Directors. If employment is terminated without cause, other than due to death or disability or other incapacity, Mr. Sganga will be entitled to receive a severance payment in an amount equal to the lesser of
(i) $150,000 and (ii) an amount equal to sum of the base salary payments that he would have received had he remained in the employ of the Company until December 31, 1995. No severance will be paid if termination is for cause, or due to death, disability or other incapacity.

   Consolidated Furniture entered into an employment agreement with Mr. Stephen R. Lake, who is named in the summary compensation table, effective June 16, 1994, which provides for an annual salary beginning at $250,000, plus bonuses based on preestablished goals for each year. Mr. Lake was guaranteed a $100,000 bonus for 1994. If employment is terminated without cause before the third anniversary date of the agreement, Mr. Lake will be entitled to receive a severance payment equal to his annual base salary then in effect.

RETIREMENT PLAN

   Messrs. Sganga, Lake, Shaughnessy and Stephens, who are named in the summary Compensation Table, are not participants in the Salaried and Sales employees Retirement Plan of Consolidated Furniture, which ceased further benefit accruals as of May 31, 1993.

    Consolidated Furniture adopted in 1990 a non-qualified non-contributory Executive Retirement Plan for certain of its executives in the operating companies and corporate office, including Messrs. Sganga, Shaughnessy and Lake. Participants in this plan are not eligible to participate in the Consolidated Furniture Salaried and Sales Employees Retirement Plan. Executives designated as participants begin to accrue retirement benefits following completion of one year of employment. Benefits accrued under the plan are reduced by any benefits to which the individual may be entitled under a prior or current defined benefit pension or supplemental retirement plan of Consolidated Furniture.

    In December 1992, benefit accruals were ceased to the Executive Retirement Plan and Messrs. Sganga and Lake received payment in full settlement of the accrued benefit obligation under the plan. Mr. Sganga received $150,510 in 1992 and Mr. Lake received $12,916 in 1993. Mr Stephens is not eligible to participate in the Executive Retirement Plan.

SALARIED INVESTMENT PLAN

   Officers of Consolidated Furniture are eligible to participate in its ax-qualified Investment Plan for Salaried and Sales Employees. Directors who are not officers are not eligible. Consolidated Furniture may, but is not obligated to, contribute up to 100% of any savings of a participant not exceeding 4% of salary.

    The full value of a participant's investment in the plan becomes payable upon retirement, disability or death. Upon termination of employment for other reasons, a participant is entitled to the accumulated value of his or her savings, and to varying amounts of Consolidated Furniture's contributions depending on years of membership in the plan, with 100% thereof payable if years of membership are 5 or more.

    During 1994, such contributions for Mr. Sganga were $1,500. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings Plan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 7, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The company contribution for Mr. Lake in the Super Sagless Retirement-Savings Plan was $1,518. Mr. Shaughnessy is not a member of the Stratford Retirement Plan and Mr. Stephens was not eligible for membership in the Barcalounger Retirement Plan nor the Barcalounger Savings Plan.

INCENTIVE PLAN

    Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which for 1994 were based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1994 Plan Year were $519,000, including awards of $267,721 for Mr. Lake and $141,934 for Mr. Shaughnessy.

DIRECTORS' COMPENSATION

    As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1994.


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

   The Company's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1995, certain information regarding each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

                                                Percentage of
                              Number of       Outstanding Shares   Percentage
Name and Address         Shares of Company's      of Company's         of
of Beneficial Owner         Common Stock         Common Stock     Voting Power
-------------------      -------------------  ------------------  ------------
Citicorp Venture Capital      1,000,100             99.98%            60%
  Ltd. *
  399 Park Avenue
  New York, NY  10043
Thomas F. Creamer                   100              0.01%            20%
Anthony C. Howkins                  100              0.01%            20%


---------------------------
* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Agreement has been accepted by the Small Business Administration.
  CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citicorp a publicly owned bank holding company, and is an affiliate of CSCL.


OWNERSHIP BY DIRECTORS AND OFFICERS

    As of February 28, 1995, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1994 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1994, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $353.4 million; as of February 28, 1995, the aggregate amount of such indebtedness was approximately $337.8 million. See
Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8.

    399 Venture Partners, Inc., an affiliate of CVCL, owns approximately 49% of Chromcraft Revington, Inc. M. Saleem Muqaddam, vice president of CVCL and director of the Company, is a director of Chromcraft Revington, Inc.

                                    PART IV





ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

Page
         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report................................... 14-15
         Consolidated Balance Sheets at December 31, 1994 and 1993......    16
         Consolidated Statements of Operations for the Years ended
           December 31, 1994, 1993 and 1992 ............................    17
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1994, 1993 and 1992 ........    18
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 1994, 1993 and 1992 .............................    19
         Notes to Consolidated Financial Statements .................... 20-34





     2.  FINANCIAL STATEMENT SCHEDULE

         For the three years ended December 31, 1994:

         Schedule VIII--Valuation and Qualifying Accounts
                          and Reserves...................................   46



             Other schedules are omitted because of the absence of conditions under which they are required.

     3.  Exhibits

         Exhibits are listed by numbers corresponding to the Exhibit Table of
         Item 601 in Regulation S-K
         (3.1) Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.3 of the
            `   Registrant's Registration Statement on Form S-4 (the "Form
                S-4")).
         (3.2) By-Laws of the Registrant (incorporated by reference to Exhibit 3.4 of the Form S-4).
         (3.3) Certificate of Amendment of Certificate of Incorporation, dated March 22, 1993 (incorporated by reference to Exhibit
                3.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K"))
         (4.1) Indenture, dated as of August 15, 1989, between Fairwood Corporation, formerly MHS Holdings Corporation
                (the "Company") and Bankers Trust Company, as Trustee, relating to the 16-7/8% Subordinated Pay-In-Kind Debentures due 2004 (the "Merger Debentures"), (incorporated by reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 30, 1989 (the "1989 Third Quarter 10-Q")).
         (4.2) Form of Merger Debentures, included as Exhibit A to Exhibit 4.1, (incorporated by reference to Exhibit 4.2 of the 1989 Third Quarter 10-Q).
         (4.3) Pledge and Security Agreement, dated as of August 15, 1989, made by the Company to Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.3 of the 1989 Third Quarter 10-Q).
         (4.4) Warrant Agreement, dated as of August 15, 1989, between the Company and Pittsburgh National Bank, as Warrant Agent, (incorporated by reference to Exhibit 4.4 of the 1989 Third Quarter 10-Q).
         (4.5) Form of Warrants, included as Exhibit A to Exhibit 4.4, (incorporated by reference to Exhibit 4.5 of the 1989 Third Quarter 10-Q).
         (4.6) 15-1/2% Senior Subordinated Pay-In-Kind Debentures of the Company, dated as of September 22, 1989, issued to Citicorp Capital Investors Ltd. (incorporated by reference to Exhibit
                4.6 of the 1989 Third Quarter 10-Q).
         (4.7) Pledge and Security Agreement, dated September 22, 1989, made by the Company to Citicorp Capital Investors Ltd., as Agent, (incorporated by reference to Exhibit 4.7 of the 1989 Third Quarter 10-Q).
         (4.8)  Credit Agreement dated as of September 22, 1989 among
                Mohasco Corporation ("Mohasco"), Mohasco Upholstered Furniture Corporation, Chromcraft Corporation, Super Sagless Corporation, Choice Seats Corporation and Peters Revington Corporation and Citicorp Capital Investors Ltd. (the "Credit Agreement"), (incorporated by reference to Exhibit 4.8 of the Registrant's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K")).
         (4.9) Amendment, dated December 15, 1989, to the Credit Agreement, (incorporated by reference to Exhibit 4.9 of the 1989 Form 10-K).
         (4.10) Amendment, dated March 13, 1990, to the Credit Agreement,
                (incorporated by reference to Exhibit 4.10 of the 1989 Form
                10-K).

         (4.11) Notice of Election and Waiver, dated March 13, 1990, to the
                Credit Agreement, (incorporated by reference to Exhibit 4.11 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K")).
         (4.12) Term Note B, dated March 13, 1990, issued to Court Square
                Capital Limited, (incorporated by reference to Exhibit 4.12 of the 1989 Form 10-K).
         (4.13) Agreement and Waiver, dated August 15, 1990, to the Credit
                Agreement, (incorporated by reference to Exhibit 4.13 of the 1990 Form 10-K).
         (4.14) Agreement and Waiver, dated September 5, 1990, to the Credit
                Agreement, (incorporated by reference to Exhibit 4.14 of the 1990 Form 10-K).
         (4.15) Agreement and Waiver, dated September 15, 1990, to the
                Credit Agreement, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.16) Waiver and Amendment, dated September 15, 1990, to the
                Credit Agreement and letter, dated September 15, 1990, related thereto, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.17) Waiver and Fourth Amendment, dated as of December 31, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.17 of the 1990 Form 10-K).
         (4.18) Revolving Credit Note, dated September 22, 1989, amended and restated as of September 15, 1990, issued to Court Square Capital Limited, and Endorsement No. 1 thereto, dated as of December 31, 1990, (incorporated by reference to Exhibit
                4.18 of the 1990 Form 10-K).
         (4.19) Increasing Rate Senior Subordinated Debentures of Mohasco
                Corporation dated as of September 22, 1989 issued to Citicorp Capital Investors Ltd. (the "Senior Subordinated Debentures"), (incorporated by reference to Exhibit 4.13 of the 1989 Form 10-K).
         (4.20) Amendment, dated March 30, 1990, to the Senior Subordinated
                Debentures, (incorporated by reference to Exhibit 4.14 of the 1989 Form 10-K).
         (4.21) Second Amendment, dated as of December 31, 1990, to the
                Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.21 of the 1990 Form 10-K).
         (4.22) Endorsement No. 1, dated as of December 31, 1990, to the
                Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.22 of the 1990 Form 10-K).
         (4.23) Waiver, dated as of June 29, 1991, to the Credit Agreement,
                (incorporated by reference to Exhibit 4.23 of the Registrant's annual report on Form 10-K for the year ended December 31,1991 the "1991 Form 10-K")).
         (4.24) Waiver, dated as of October 31, 1991, to the Credit
                Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.25) Letter Agreement, dated as of October 31, 1991, between the
                Company and Manufacturers Hanover, as Warrant Agent and letter from Pittsburgh National Bank, dated October 28, 1991, related thereto, (incorporated by reference to Exhibit
                4.25 of the 1991 Form 10-K).
         (4.26) Waiver and Fifth Amendment, dated as of March 27, 1992, to
                Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).

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

         (10.8) Employment Agreement, between Mohasco and John B. Sganga, dated December 15, 1993.
         (10.9) Agreement for Purchase and Sale of Assets among Super
                Sagless Corporation, Mohasco Corporation, Leggett & Platt Furniture Hardware Company and Leggett & Platt, Incorporated, dated July 14, 1994.
         (10.10)Employment Agreement, between Furniture Comfort Corporation and Stephen R. Lake, dated June 16, 1994.

         (22.1) List of Subsidiaries of the Registrant.

    The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.



(b)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K for the twelve months ended December 31, 1994.

                                                                   Schedule VIII

                    FAIRWOOD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts and Reserves
                 Years ended December 31, 1994, 1993 and 1992
                                (In Thousands)


                             Balance at   Additions    Deductions    Balance
                             beginning    charged to      from       at close
       Description           of period    earnings     reserves      of period
       -----------           ---------    ----------   ----------    ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          1994
          ----

Allowance for discounts      $    259        1,420        1,355          324
Allowance for doubtful
 accounts                       2,753          934        1,255        2,432
Allowance for estimated
 loss on claims                 1,050            -        1,050           -
                               ------       ------       ------       ------
                             $  4,062        2,354        3,660        2,756
                               ======       ======       ======       ======

          1993
          ----

Allowance for discounts      $    185        1,705        1,631          259
Allowance for doubtful
 accounts                       2,454        1,433        1,134        2,753
Allowance for estimated
 loss on claims                   518        1,192          660        1,050
                               ------       ------       ------       ------
                             $  3,157        4,330        3,425        4,062
                               ======       ======       ======       ======

          1992
          ----

Allowance for discounts      $    161        1,570        1,546          185
Allowance for doubtful
 accounts                       3,150        1,367        2,063        2,454
Allowance for estimated
 loss on claims                   276          525          283          518
                               ------       ------       ------       ------
                             $  3,587        3,462        3,892        3,157
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

                                        FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        ------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 29, 1995





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.



                                                 Title





/s/ John B. Sganga                               Director and Chief
---------------------------                      Financial Officer,
John B. Sganga                                   Executive Vice President,
                                                 Secretary and Treasurer
                                                  (principal executive,
                                                  financial and accounting
                                                 officer)

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1995 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title




/s/ M. Saleem Muqaddam                           Director
-------------------------------
M. Saleem Muqaddam