Form 10-Q
period 1995-04-01
FAIRWOOD CORP
filed 1995-05-05
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1995
                  --------------------------------------------
                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                         Commission file number 0-18446

                              Fairwood Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
                 --------                                  ----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


    One Commerce Center
    1201 N. Orange St., Suite 790, Wilmington, DE             19801
    ---------------------------------------------             -----
       (Address of principal executive offices)             (Zip Code)

                                 (302) 884-6749
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                   -------          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                        April 1, 1995
          -----                                        -------------
Class A Voting, $.01 Par Value                                    500
- ------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
- ----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)





                                                                April 1,     December 31,
                           Assets                                 1995           1994
                           ------                             ------------   ------------
                                                              (Unaudited)     (Audited)
Current Assets:

  Cash and cash equivalents                                   $    3,674          4,615
                                                                --------       --------


  Accounts and notes receivable:
    Trade                                                         37,703         38,034
    Escrows from sale of subsidiary                                  750         15,750
    Other                                                          1,761          1,812
                                                                --------       --------
                                                                  40,214         55,596
    Less allowance for discounts and doubtful accounts             2,922          2,756
                                                                --------       --------
                                                                  37,292         52,840
                                                                --------       --------


  Inventories                                                     21,559         18,813

  Prepaid expenses and other current assets                        2,988          2,499
                                                                --------       --------


               Total current assets                               65,513         78,767
                                                                --------       --------



Property, plant and equipment, at cost                            21,076         20,013
  Less accumulated depreciation and amortization                   6,348          5,948
                                                                --------       --------

                                                                  14,728         14,065
                                                                --------       --------



Other assets                                                       2,587          2,732
                                                                --------       --------





                                                              $   82,828         95,564
                                                                ========       ========




                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)




                                                                April 1,     December 31,
                 Liabilities and Deficit                          1995           1994
                 -----------------------                      ------------   ------------
                                                              (Unaudited)     (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                          $  163,052              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853              -
    Merger debentures                                             62,928              -
    Other                                                            160            160
  Accounts payable                                                10,784          8,621
  Accrued expenses                                                25,784         20,740
  Federal and state income taxes                                   5,708          5,725
                                                                --------       --------

               Total current liabilities                         454,269         35,246
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        165,870
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -        105,853
  Merger debentures                                                    -         62,928
  Other                                                              540            540
                                                                --------       --------

                                                                     540        415,191
                                                                --------       --------

Deferred income taxes                                              1,359          1,359
Other liabilities                                                  4,033          4,346
                                                                --------       --------

                                                                   5,392          5,705
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------


Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (   1,367)     (   1,367)
  Retained deficit                                             ( 432,054)     ( 415,259)
                                                                --------       --------

                                                               ( 377,473)     ( 360,678)
                                                                --------       --------



                                                              $   82,828         95,564
                                                                ========       ========



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations
                                 (In thousands)




                                                                   Three Months Ended
                                                                 -----------------------

                                                                  April 1,      April 2,
                                                                   1995          1994
                                                                 --------      --------
Net sales                                                       $  55,443         68,193
                                                                  -------        -------


Cost of sales                                                      49,761         58,453

Selling, administrative and
  general expenses                                                  7,835          9,781
                                                                  -------        -------


                                                                   57,596         68,234
                                                                  -------        -------


Operating loss                                                   (  2,153)      (     41)
                                                                  -------        -------


Interest income                                                        90             21


Interest on indebtedness                                         ( 14,411)      ( 12,471)


Other expenses, net                                              (    310)      (    501)
                                                                  -------        -------


Loss before income taxes                                         ( 16,784)      ( 12,992)


Provision for income taxes                                              -              -
                                                                  -------        -------


Net loss                                                        $( 16,784)      ( 12,992)
                                                                  =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                   Three Months Ended
                                                                 -----------------------

                                                                  April 1,      April 2,
                                                                    1995          1994
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 16,784)     ( 12,992)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    508         1,018
      Gain on disposal of property, plant and equipment           (      6)            -
      Current period interest converted to pay-in-kind
        debentures                                                       -         5,790
      Changes in assets and liabilities:
        Accounts receivable                                         15,548           801
        Inventories                                               (  2,746)          110
        Prepaid expenses and other current assets                 (    489)     (    318)
        Accounts payable                                             2,163      (    503)
        Accrued expenses                                             5,044      (  1,966)
        Federal and state income taxes                            (     17)     (     24)
        Other, net                                                (    168)          461
                                                                   -------       -------
Cash provided (used) - operating activities                          3,053      (  7,623)
                                                                   -------       -------

Cash flows from investing activities:
  Dispostion of property, plant and equipment                            6             -
  Capital expenditures                                            (  1,171)     (    779)
                                                                   -------       -------
Cash used - investing activities                                  (  1,165)     (    779)
                                                                   -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                                      11,182        13,710
  Repayment of long-term debt                                     ( 14,000)     (  2,500)
  Dividends                                                       (     11)     (      9)
                                                                   -------       -------
Cash provided (used) - financing activities                       (  2,829)       11,201
                                                                   -------       -------
Increase (decrease) in cash and cash equivalents                  (    941)        2,799
Cash and cash equivalents:
  Beginning of period                                                4,615         3,968
                                                                   -------       -------
  End of period                                                  $   3,674         6,767
                                                                   =======       =======


Supplemental schedule of cash flow information
- ----------------------------------------------
Cash paid during year for:
  Interest                                                       $  11,182        10,246
  Income taxes                                                          17            54

Conversion of accrued interest to pay-in-kind debentures                 -        11,581

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended April 1, 1995 and April 2, 1994, and the financial position at April 1, 1995 and December 31, 1994. The results of operations for the three-month period ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the 1994 annual report on Form 10-K.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           April 1, 1995    December 31, 1994
                                           -------------    -----------------
                                            (Unaudited)         (Audited)
        Raw materials                       $ 15,833             14,696
        In process                             4,326              4,193
        Finished goods                        14,005             11,914
                                              ------             ------
        Inventories at
          first-in, first out                 34,164             30,803
        LIFO reserve                          12,605             11,990
                                              ------             ------
        Inventories at LIFO                 $ 21,559             18,813
                                              ======             ======

4. No provision for income taxes have been provided during the three months ended April 1, 1995 and April 2, 1994 as the Company is in a net operating loss carryforward position.

5. The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has proposed adjustments to the Company that approximate a net tax cost of $103 million, including interest through April 1, 1995. The Company believes the IRS's position with respect to these issues is incorrect and is vigorously contesting the proposed adjustments. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

6. On April 1, 1995, the Company failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Counsel for the Company has had preliminary discussions with counsel for a group of Fairwood Debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the Fairwood Debentures.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



7. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet of the Company as of April 1, 1995. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1996.

         Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (See note 6) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage
         provision.   Upon acceleration, the Fairwood Debentures would be
         currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying consolidated balance sheet as of April 1, 1995.

ITEM 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At April 1, 1995, the Company had short- and long-term debt of approximately $412.5 million of which approximately $412.0 million was current. Short- and long-term debt was approximately $415.4 million at December 31, 1994. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures").
The Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

The Company is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to the Company sufficient to make cash interest payments on the Fairwood Debentures. The Company's sole asset is the stock of Consolidated Furniture Corporation ("Consolidated Furniture"), its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. Court Square Capital Limited ("CSCL"), as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of the Company. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds to enable the Company to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort Corporation ("Furniture Comfort"), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement.

On April 1, 1995, the Company failed to make the required interest payments due on the Fairwood Debentures and the Company does not expect to make the cash interest payments required under the Fairwood Debentures on October 1, 1995. Counsel for the Company has had preliminary discussions with counsel for a group of Fairwood Debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the Fairwood Debentures.

Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (see note 6) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying consolidated balance sheet as of April 1, 1995.

Consolidated Furniture, the Company's subsidiary, is expected to service its interest payment obligations from its cash flow from operations and available credit facilities. Throughout 1994 and the first quarter of 1995, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. The Company is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to the Company with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1995.



Results of Operations

THREE MONTHS ENDED APRIL 1, 1995 VERSUS THREE MONTHS ENDED APRIL 2, 1994

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1995 in comparison to the same period in 1994.

Net sales were approximately $55.4 million in the first quarter of 1995, a decrease from last year's first quarter sales of approximately $68.2 million, due primarily to the sale of substantially all of the assets and liabilities of Super Sagless Corporation. Excluding Super Sagless, sales for the first quarter of 1995 were approximately $55.4 million compared to approximately $56.1 for the first quarter of 1994. The decrease was at the Stratford Company, a division of Furniture Comfort, a wholly-owned subsidiary of Consolidated Furniture. This small decrease was primarily due to a general slowdown in mid-price residential furniture as a result of increases in interest rates and a decline in housing sales in the first quarter of 1995 versus the first quarter of 1994.

Cost of sales were approximately $49.8 million and $58.5 million for the first quarters of 1995 and 1994, respectively, or 89.8% and 85.7% of sales for the first quarters of 1995 and 1994, respectively. Excluding Super Sagless, cost of sales for the cost of sales were approximately $49.8 million and $48.5 million for the first quarters of 1995 and 1994, respectively, or 89.8% and 86.5% of sales for the first quarters of 1995 and 1994, respectively. Cost of sales as a percentage of sales increased 3.3% from the first quarter of 1994 to the first quarter of 1995 due primarily at the Stratford Company from upgrades in product content combined with material price increases.

Selling, administrative and general expenses for the first quarters of 1995 and 1994 were approximately $7.8 million and $9.8 million, respectively, the decrease due primarily to the sale of substantially all of the assets and liabilities of Super Sagless Corporation. Selling, administration and general expenses, excluding Super Sagless, for the three months of 1995 were approximately $7.8 million compared to approximately $8.2 million for the first quarter of 1994. The decrease was due primarily to decreased variable selling costs and overhead reduction.

Other expense, net, was approximately $.3 million and $.5 million for the first quarters of 1995 and 1994, respectively. The first quarter of 1993 included losses on the sales of property of approximately $.5 million.

No income taxes have been provided in the first quarters of 1995 and 1994, respectively, as the Company is in a net operating loss carryforward position.



Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1994 for a description of pending legal action.

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





Date:  April 28, 1995