Form 10-Q
period 1995-07-01
FAIRWOOD CORP
filed 1995-08-15
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1995
                  -------------------------------------------

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission file number 0-18446

                              Fairwood Corporation
                              ---------------------
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

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                         July 1, 1995
          -----                                        --------------

Class A Voting, $.01 Par Value                                    500
------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                 July 1,     December 31,
                           Assets                                 1995           1994
                           ------                             ------------   ------------
                                                               (Unaudited)     (Audited)
Current Assets:

  Cash and cash equivalents                                   $    3,091          4,615
                                                                --------       --------

  Accounts and notes receivable:
    Trade                                                         33,460         38,034
    Escrows from sale of subsidiary                                  750         15,750
    Other                                                          1,718          1,812
                                                                --------       --------
                                                                  35,928         55,596
    Less allowance for discounts and doubtful accounts             3,142          2,756
                                                                --------       --------
                                                                  32,786         52,840
                                                                --------       --------

  Inventories                                                     17,356         18,813

  Prepaid expenses and other current assets                        2,773          2,499
                                                                --------       --------


               Total current assets                               56,006         78,767
                                                                --------       --------



Property, plant and equipment, at cost                            19,972         20,013
  Less accumulated depreciation and amortization                   5,633          5,948
                                                                --------       --------
                                                                  14,339         14,065
                                                                --------       --------



Other assets                                                       2,341          2,732
                                                                --------       --------



                                                              $   72,686         95,564
                                                                ========       ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                 July 1,     December 31,
                 Liabilities and Deficit                          1995           1994
                 -----------------------                      ------------   ------------
                                                               (Unaudited)     (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                          $  167,321              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853              -
    Merger debentures                                             62,928              -
    Other                                                            170            160
  Accounts payable                                                 7,838          8,621
  Accrued expenses                                                32,968         20,740
  Federal and state income taxes                                   5,722          5,725
                                                                --------       --------

               Total current liabilities                         462,800         35,246
                                                                --------       --------
Long-term debt:
  Revolving credit                                                     -        165,870
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -        105,853
  Merger debentures                                                    -         62,928
  Other                                                              370            540
                                                                --------       --------

                                                                     370        415,191
                                                                --------       --------

Deferred income taxes                                              1,359          1,359
Other liabilities                                                  4,150          4,346
                                                                --------       --------

                                                                   5,509          5,705
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (   1,367)     (   1,367)
  Retained deficit                                             ( 450,674)     ( 415,259)
                                                                --------       --------
                                                               ( 396,093)     ( 360,678)
                                                                --------       --------


                                                              $   72,686         95,564
                                                                ========       ========



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                    Three Months Ended                 Six Months Ended
                                  -----------------------          -----------------------


                                   July 1,        July 2,           July 1,        July 2,
                                    1995           1994              1995           1994
                                  --------       --------          --------       ---------

Net sales                        $  42,361         68,490            97,804        136,683
                                   -------        -------           -------        -------

Cost of sales                       38,724         58,795            88,485        117,248

Selling, administrative and
  general expenses                   7,243          9,285            15,078         19,066
                                   -------        -------           -------        -------

                                    45,967         68,080           103,563        136,314
                                   -------        -------           -------        -------

Operating income (loss)           (  3,606)           410          (  5,759)           369

Interest income                         13             33               103             54

Interest on indebtedness          ( 14,646)      ( 13,439)         ( 29,057)      ( 25,910)

Other expenses, net               (    369)      (    426)         (    679)      (    927)
                                   -------        -------           -------        -------

Loss before income taxes          ( 18,608)      ( 13,422)         ( 35,392)      ( 26,414)

Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------

Net loss                         $( 18,608)      ( 13,422)         ( 35,392)      ( 26,414)
                                   =======        =======           =======        =======



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                    Six Months Ended
                                                                 -----------------------

                                                                   July 1,       July 2,
                                                                    1995          1994
                                                                  --------      --------

Cash flows from operating activities:
  Net loss                                                       $( 35,392)     ( 26,414)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  1,022         1,960
      Gain on disposal of property, plant and equipment           (     53)     (     51)
      Current period interest converted to pay-in-kind
        debentures                                                       -         5,790
      Changes in assets and liabilities:
        Accounts receivable                                          5,054         4,011
        Inventories                                                  1,457           147
        Prepaid expenses and other current assets                 (    274)     (     46)
        Accounts payable                                          (    783)     (    592)
        Accrued expenses                                            12,228         5,330
        Other, net                                                     192           359
                                                                   --------      -------
Cash used - operating activities                                  ( 16,549)     (  9,506)
                                                                   --------      -------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                        15,000             -
  Dispostion of property, plant and equipment                          421            52
  Capital expenditures                                            (  1,664)     (  1,833)
                                                                   -------       -------
Cash provided (used) - investing activities                         13,757      (  1,781)
                                                                   -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                                      15,451        17,249
  Repayment of long-term debt                                     ( 14,160)     (  2,650)
  Dividends                                                       (     23)     (     19)
                                                                   -------       -------
Cash provided - financing activities                                 1,268        14,580
                                                                   -------       -------
Increase (decrease) in cash and cash equivalents                  (  1,524)        3,293
Cash and cash equivalents:
  Beginning of period                                                4,615         3,968
                                                                   -------       -------
  End of period                                                  $   3,091         7,261
                                                                   =======       =======


Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                       $  15,451        13,824
  Income taxes                                                           3            79

Conversion of accrued interest to pay-in-kind debentures                 -        11,581

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and six months ended July 1, 1995 and July 2, 1994, the financial position at July 1, 1995 and December 31, 1994 and the cash flows for the six months ended July 1, 1995 and July 2, 1994. The results of operations for the three and six month periods ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the 1994 annual report on Form 10-K.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                            July 1, 1995     December 31, 1994
                                           -------------     -----------------
                                            (Unaudited)          (Audited)

         Raw materials                       $ 15,213             14,696
         In process                             3,488              4,193
         Finished goods                        11,076             11,914
                                               ------             ------
         Inventories at
           first-in, first-out                 29,777             30,803
         LIFO reserve                          12,421             11,990
                                               ------             ------
         Inventories at LIFO                 $ 17,356             18,813
                                               ======             ======


4. No provision for income taxes has been provided during the six months ended July 1, 1995 and July 2, 1994, as the Company is in a net operating loss carryforward position.

5. The Internal Revenue Service ("IRS") has examined the Company's Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has delivered proposed adjustments that approximate a net tax cost of $107 million, including interest through July 1, 1995. The Company believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. The Company has delivered to the IRS a protest of the proposed adjustments and is in the process of negotiating the issues with the IRS Appeals Office. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

6. On April 1, 1995, the Company failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Counsel for the Company has had preliminary discussions with counsel for a group of merger debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the merger debentures.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



7. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying condensed consolidated balance sheet of the Company as of July 1, 1995.
     Consolidated Furniture expects to negotiate an extension of these maturity dates with the lender, Court Square Capital Limtited, or refinance such indebtedness prior to January 2, 1996.

     Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (See note 6) constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of July 1, 1995.

Item 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At July 1, 1995, Fairwood Corporation ("Fairwood") had short- and long-term debt of approximately $416.6 million of which approximately $416.3 million was current. At July 1, 1995, $353.2 million of the Company's total debt is owed to Court Square Capital Limited ("CSCL"), an affiliate. Short- and long-term debt was approximately $415.4 million at December 31, 1994, of which $351.7 million was owed to CSCL. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and subordinated pay-in-kind (merger) debentures (collectively, the "Fairwood Debentures"). The
Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

Fairwood is a holding company with no operations. Fairwood has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood sufficient to make cash interest payments on the Fairwood Debentures. Fairwood's sole asset is the stock of Consolidated Furniture Corporation ("Consolidated Furniture"), its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort Corporation ("Furniture Comfort"), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement but is not an obligor on the Fairwood Debentures.

On April 1, 1995, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on October 1, 1995. Accrued interest of $20.3 million on the Fairwood Debentures, which include $12.3 million due to CSCL, is included in accrued expenses on the accompanying condensed consolidated balance sheet as of July 1, 1995. Counsel for Fairwood has had preliminary discussions with counsel for a group of merger debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the merger debentures.

Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (see note 6 to the financial statements) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of July 1, 1995.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and Senior Subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1994 and the first six months of 1995, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 1995 were approximately $15.5 million. Repayments to CSCL during the quarter were $14 million, resulting from a portion of the escrowed proceeds received during the first quarter from the July 1994 sale of the assets of Super Sagless Corporation ("Super Sagless"). Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally prohibited from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood not exceeding $275,000 per year and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1995.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of July 1, 1995. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1996. However, there can be no assurances that the Company will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

There can be no assurance that Fairwood will be able to continue as a going concern. The discussions between counsel for Fairwood and counsel for certain holders of the merger debentures are at too preliminary a stage for the likely results to be known. Consolidated Furniture, however, expects to negotiate an extension of the maturity date of the Credit Agreement and senior subordinated debentures, or refinance such indebtedness prior to its maturity. There can be no assurance, however, that Consolidated Furniture will be able to complete such an extension or refinancing or that the terms of such extension or refinancing will not be on terms less favorable to Consolidated Furniture than those currently in place.

For a discussion of the status of the IRS examination, refer to the Company's audited consolidated financial statements as of December 31, 1994 included in the Company's Form 10-K, and footnote 5 to the Company's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended July 1, 1995 Versus Three Months Ended July 2, 1994

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1995 in comparison to the same period in 1994.

Consolidated net sales were approximately $42.4 million in the second quarter of 1995, a decrease of 38.2% from last year's second quarter consolidated net sales of approximately $68.5 million, due in large part to the sale of substantially all of the assets and liabilities of Super Sagless.
Excluding Super Sagless, net sales for the second quarter of 1995 were approximately $42.4 million compared to approximately $53.4 for the second quarter of 1994, a decrease of 20.6%.

Second quarter 1995 net sales (including intercompany sales) by the Stratford Company decreased 22.8% to approximately $34.5 million as compared to $44.7 million for the comparable period in 1994. Total volume decreased 24.2% during the second quarter of 1995 as compared to 1994, primarily as a result of substantially lower sales to smaller retail customers, which decreased 33.3%. Sales to the smaller retail customers have historically generated less favorable gross margins than sales to the larger, national customers. Sales to the larger national retail customers also decreased 12.4%. Industry analysts, retailers and competitors report a general industry wide slowdown in retail sales of household furniture and downward inventory adjustments during the first six months of 1995. Incoming order rates to furniture manufacturers heve deteriorated significantly. As a result of these circumstances, Stratford sales have declined sharply. Average selling prices increased between 4% and 7%, depending on the type of product and customer.

Second quarter 1995 net sales by Barcalounger decreased 2.0% to approximately $8.5 million as compared to $8.6 million for the comparable period in 1994. This decrease in sales reflects a decrease in total volume of 4%, offset in part by a 3.2% increase in average sales prices. Barcalounger's sales rate have slowed as a result of the general industry wide slowdown in retail sales of household furniture and downward inventory adjustments during the first six months of 1995, but not as severely as Stratford's because of its positioning in the higher priced end of the market which was less affected.

Consolidated cost of sales decreased 34.1% in the second quarter of 1995 to $38.7 million, or 91.4% of net sales, as compared to $58.8 million, or 85.8% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $38.7 million and $46.8 million for the second quarters of 1995 and 1994, respectively, or 91.4% and 87.7% of net sales, respectively. Stratford Company cost of sales increased to 93.1% of net sales in the second quarter of 1995, as compared to 88.6% in the second quarter of 1994. The Stratford Company has upgraded certain content of its products and experienced certain raw material price increases since the second quarter of 1994 which have been the primary contributors to the increase in the cost of sales as a percentage on net sales. Barcalounger cost of sales increased to 85.1% of net sales in the second quarter of 1995, as compared to 83.2% of net sales in the second quarter of 1994. As a result of the general sales slowdown and the resulting sales decrease Barcalounger's ability to cover its overhead diminished resulting in an increase in the cost of sales as a percentage of net sales.

Consolidated selling, administrative and general expenses for the second quarters of 1995 and 1994 were approximately $7.2 million and $9.3 million, respectively, representing a decrease of 22.0%. Excluding Super Sagless, selling, administrative and general expenses were approximately $7.2 million in 1995 as compared to $7.5 million in 1994, a decrease of 3.6%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volumes on smaller retail customers which generally have a higher commission rate, and elimination of certain overhead costs, most notably the elimination of substantially all of the Company's corporate functions and facilities, which functions were either transferred to the operating companies or outsourced at cost savings.

Other expenses, net, was consistent at approximately $.4 million for the second quarters of 1995 and 1994.

Six Months Ended July 1, 1995 Versus Three Months Ended July 2, 1994

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1995 in comparison to the same period in 1994.

Consolidated net sales were approximately $97.8 million in the first six months of 1995, a decrease of 28.4% from last year's first six months consolidated net sales of approximately $136.7 million. Excluding Super Sagless, net sales for the six months of 1995 were approximately $97.8 million compared to approximately $109.4 for the first six months of 1994, a decrease of 10.6%.

Stratford Company net sales (including intercompany sales) for the first six months of 1995 decreased 12.1% to approximately $79.9 million as compared to $90.9 million for the comparable period in 1994. Total volume has decreased 15.1% for the first six months fo 1995 as compared to the first six months of 1994. Sales volume to the smaller retail customers has decreased 25.8%, while national account sales volume has been relatively flat in the first six months of 1995 as compared to 1994. This relationship is consistent with Stratford's current strategy to emphasize the higher volume, higher contribution national accounts. Industry analysts, Retailers and Competitors report a general industry wide slowdown in retail sales of household furniture and downward inventory adjustments during the first six months of 1995. Incoming order rates to furniture manufacturers heve deteriorated significantly. As a result of these circumstances, Stratford sales have declined sharply.

Barcalounger net sales for the first six months of 1995 increased 3.9% to approximately $19.2 million as compared to $18.5 million in 1994, reflective of a 1.8% increase in the number of pieces sold and 3.2% increase in average selling prices.

Consolidated cost of sales decreased 24.5% in first six months of 1995 to approximately $88.5 million, or 90.5% of net sales, as compared to $117.2 million, or 85.8% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $88.5 million and $95.3 million for the first six months of 1995 and 1994, respectively, or 90.5% and 87.1% of net sales, respectively. Stratford Company cost of sales increased to 92.5% of net sales in the first six months of 1995, as compared to 88.1% in the first six months of 1994. The Stratford Company has upgraded certain content of its products and experienced certain raw material price increases since the second quarter of 1994 which have been the primary contributors to the increase in the cost of sales as a percentage on net sales. Barcalounger's cost of sales remained flat at 82.8% and 82.3% of net sales for the first six months of 1995 and 1994, respectively.

Consolidated selling, administrative and general expenses for the first six months of 1995 and 1994 were approximately $15.1 million and $19.1 million, respectively, representing a decrease of 20.9%. Excluding Super Sagless, selling, administrative and general expenses were approximately $15.1 million in 1995 as compared to $15.7 million in 1994, a decrease of 3.8%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volumes on smaller retail customers which generally have a higher commission rate, and continued organization-wide downsizing, where appropriate, and the decentralization and transfer of most corporate functions to the operating companies which was substantially completed in the first six months of 1994.

Other expense, net, was consistent at approximately $.7 million and $.9 million for the first six months of 1995 and 1994, respectively.

No income taxes have been provided in the first six months of 1995 and 1994, respectively, as the Company is in a net operating loss carryforward position.

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




                                           FAIRWOOD CORPORATION
                                           ---------------------
                                               (Registrant)



                                         /s/ John B. Sganga
                                         -----------------------
                                         John B. Sganga
                                         Chief Financial Officer,
                                         Executive Vice President,
                                         Secretary and Treasurer




Date:  July 31, 1995