Form 10-Q
period 1995-09-30
FAIRWOOD CORP
filed 1995-11-14
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
               -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding at
          Class                                       September 30, 1995
          -----                                      --------------------
Class A Voting, $.01 Par Value                                    500
------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                                 September 30,             December 31,
                                 Assets                                              1995                       1994
                                 ------                                         -------------               ------------
                                                                                 (Unaudited)                 (Audited)
Current Assets:

  Cash and cash equivalents                                                      $    4,378                      4,615
                                                                                   --------                   --------


  Accounts and notes receivable:
    Trade                                                                            34,018                      38,034
    Escrows from sale of subsidiary                                                       -                      15,750
    Other                                                                             1,639                       1,812
                                                                                   --------                    --------
                                                                                     35,657                      55,596
    Less allowance for discounts and doubtful accounts                                2,251                       2,756
    Less advances from Factor                                                        15,568                           -
                                                                                   --------                    --------
                                                                                     17,838                      52,840
                                                                                   --------                    --------


  Inventories                                                                        18,996                      18,813

  Prepaid expenses and other current assets                                           2,559                       2,499
                                                                                   --------                    --------

               Total current assets                                                  43,771                      78,767
                                                                                   --------                    --------


Property, plant and equipment, at cost                                               20,048                      20,013
  Less accumulated depreciation and amortization                                      6,152                       5,948
                                                                                   --------                    --------

                                                                                     13,896                      14,065
                                                                                   --------                    --------


Other assets                                                                          2,836                       2,732
                                                                                   --------                    --------



                                                                                 $   60,503                      95,564
                                                                                   ========                    ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                            September 30,  December 31,
                 Liabilities and Deficit                         1995          1994
                 -----------------------                    -------------  ------------
                                                             (Unaudited)     (Audited)

Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                             165,613              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853              -
    Merger debentures                                             62,928              -
    Other                                                            170            160
  Accounts payable                                                 8,931          8,621
  Accrued expenses                                                39,212         20,740
  Federal and state income taxes                                   5,722          5,725
                                                                 -------        -------
               Total current liabilities                         468,429         35,246
                                                                 -------        -------

Long-term debt:
  Revolving credit                                                     -        165,870
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -        105,853
  Merger debentures                                                    -         62,928
  Other                                                              370            540
                                                                 -------        -------

                                                                     370        415,191
                                                                 -------        -------

Deferred income taxes                                              1,359          1,359
Other liabilities                                                  4,203          4,346
                                                                 -------        -------

                                                                   5,562          5,705
                                                                 -------        -------
Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                 -------        -------
Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (   1,367)     (   1,367)
  Retained deficit                                             ( 468,539)     ( 415,259)
                                                                 -------        -------

                                                               ( 413,958)     ( 360,678)
                                                                 -------        -------

                                                              $   60,503         95,564
                                                                 =======        =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                           Three Months Ended              Nine Months Ended
                                     ---------------------------     ---------------------------
                                     September 30,    October 1,     September 30,    October 1,
                                          1995           1994             1995           1994
                                     -------------    ----------     -------------    ----------
      Net sales                        $  38,473         51,710          136,277        188,393
                                        --------        -------          -------        -------

      Cost of sales                       35,015         47,317          123,500        164,565

      Selling, administrative and
        general expenses                   6,070          7,815           21,148         26,881
                                        --------        -------          -------        -------

                                          41,085         55,132          144,648        191,446
                                        --------        -------          -------        -------

      Operating loss                    (  2,612)      (  3,422)        (  8,371)      (  3,053)

      Interest income                         84             48              187            102

      Interest on indebtedness          ( 14,751)      ( 13,609)        ( 43,808)      ( 39,519)

      Gain on sale of subsidiary               -         20,830               -          20,830

      Other income (expenses), net      (    573)           654         (  1,252)      (    273)
                                        --------        -------          -------        -------

      Income (loss) before income
        taxes                           ( 17,852)         4,501         ( 53,244)       (21,913)

      Provision for income taxes               -            532               -             532
                                        --------        -------          -------        -------

      Net income (loss)                $( 17,852)         3,969         ( 53,244)      ( 22,445)
                                        ========        =======          =======         =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Nine Months Ended
                                                             -------------------------------------
                                                             September 30, 1995    October 1, 1994
                                                             ------------------    ---------------
Cash flows from operating activities:
  Net loss                                                      $ ( 53,244)           ( 22,445)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  1,573               2,528
      (Gain) loss on sale of property, plant and equipment        (     59)           (  1,629)
      Gain on sale of subsidiary                                         -            ( 20,830)
      Current period interest converted to pay-in-kind
        debentures                                                       -              18,300
      Changes in assets and liabilities:
        Proceeds from factoring of receivables                      15,568                   -
        Accounts receivable                                          3,684               5,588
        Inventories                                               (    183)              2,277
        Prepaid expenses and other current assets                 (     60)           (    641)
        Accounts payable                                               310               1,245
        Accrued expenses                                            18,472            (  4,546)
        Other, net                                                (    250)                969
                                                                  --------            --------
Cash used - operating activities                                  ( 14,189)           ( 19,184)
                                                                  --------            --------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                        15,750              22,362
  Capital expenditures                                            (  1,772)           (  2,699)
  Disposition of property, plant and equipment                         427               3,921
                                                                  --------            --------
Cash provided - investing activities                                14,405              23,584
                                                                  --------            --------

Cash flows from financing activities:
  Proceeds from revolving credit agreement                          26,743              28,213
  Repayment of revolving credit agreement and other               ( 27,160)           ( 26,900)
  Dividends                                                       (     36)           (     29)
                                                                  --------            --------
Cash provided - financing activities                              (    453)              1,284
                                                                  --------            --------
Increase (decreases) in cash and cash equivalents                 (    237)              5,684
Cash and cash equivalents:
  Beginning of period                                                4,615               3,968
                                                                  --------            --------
  End of period                                                 $    4,378               9,652
                                                                  ========            ========

Supplemental schedule of cash flow information
Cash paid during year for:
  Interest                                                      $   27,139              24,713
  Income taxes                                                           3                 471
Conversion of accrued interest to pay-in-kind debentures                 -              24,091

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to Unaudited Condensed Consolidated Financial
Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and nine months ended September 30, 1995 and October 1, 1994, the financial position at September 30, 1995 and December 31, 1994 and the cash flows for the nine months ended September 30, 1995 and October 1, 1994. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation ("Fairwood") and subsidiaries audited financial statements included in the 1994 annual report on Form 10-K.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                             September 1, 1995        December 31, 1994
                                             -----------------        -----------------
                                                (Unaudited)               (Audited)

               Raw materials                      $ 15,800                  14,696
               In process                            4,301                   4,193
               Finished goods                       11,017                  11,914
                                                  --------                  ------
               Inventories at first-in,
                 first-out                          31,118                  30,803
               LIFO reserve                         12,122                  11,990
                                                  --------                  ------
               Inventories at LIFO                $ 18,996                  18,813
                                                  ========                  ======



4. No provision for federal income taxes has been provided during the nine months ended September 30, 1995 and October 1, 1994, as Fairwood is in a net operating loss carryforward position. The provision for state income taxes of $0.5 million has been provided for the nine months ended October 1, 1994, resulted from the sale of substantially all of the assets and liabilities of Super Sagless.

5. During the three months ended September 30, 1995, Stratford Company ("Stratford"), an operating division of Furniture Comfort Corporation ("Furniture Comfort"), a wholly-owned subsidiary of Consolidated Furniture Corporation ("Consolidated Furniture"), a wholly-owned subsidiary of Fairwood, entered into a factoring agreement for certain accounts receivable. Pursuant to the terms of the factoring agreement, Stratford assigns certain accounts receivable to a factor on a pre-approved, nonrecourse basis. Stratford is permitted to receive advances of up to 75% of uncollected amounts factored. Interest at the greater of 9% or the prime rate plus 1% and a factoring charge, that is subject to an annual minimum factoring charge of $540,000, is charged on such advances. As of September 30, 1995, advances of $15.6 million had been made under the factoring arrangement.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


6. The Internal Revenue Service ("IRS") has examined Fairwood and subsidiaries Federal income tax returns for the years 1988 through 1991 and is challenging certain deductions, of which the most significant involves an effort to recharacterize interest deductions as dividend distributions. The IRS has delivered proposed adjustments that approximate a net tax cost of $110 million, including interest through September 30, 1995. Fairwood believes the IRS's position with respect to these issues is incorrect and plans to contest vigorously the proposed adjustments. Fairwood has delivered to the IRS a protest of the proposed adjustments and subsequently had several conferences with the IRS Appeals Office regarding the issues. Fairwood cannot predict the ultimate outcome nor the impact on its financial statement, if any.

7. On April 1 and October 1, 1995, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Counsel for Fairwood has had preliminary discussions with counsel for a group of Fairwood Debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the Fairwood Debentures. This situation is still at a preliminary state and the likely results of future discussions is unknown at this time. Consolidated Furniture, Furniture Comfort and its operating divisions Stratford and Barcalounger are not obligors under the Fairwood Debentures.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying condensed consolidated balance sheet of Fairwood as of July 1, 1995. Consolidated Furniture, however, is in the process of negotiating an extension of the maturity date of the credit Agreement and Senior Subordinate debentures with its lender and expects to sign such an agreement by December 31, 1995 or earlier.

      Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (See note 7) constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1995.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


9. On September 19, 1995 the holders of record of Fairwood Corporation common stock purchase Warrants ("Warrants") were notified in writing by the Warrant Agent as follows:

            Reference is made to the Warrant Agreement dated of August 15, 1989 (the "Warrant Agreement") between Fairwood Corporation (formerly named MHS Holdings Corporation) and Chemical Bank (successor to Pittsburgh National Bank), as Warrant Agent pursuant to which certain Warrants (the "Warrants") of Fairwood Corporation were issued. During the first fiscal quarter of 1995, the exercise of the Warrants was suspended pursuant to the terms of the Warrant Agreement (such period of suspension being the "Suspension Period"). You are hereby notified the suspension period has been lifted.

      Thereafter, pursuant to the terms of the Warrant Agreement, the exercisability of the Warrants expired at 5:00 P.M. Pittsburgh, Pennsylvania time on September 22, 1995.

ITEM 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1995, Fairwood Corporation ("Fairwood") had short- and long-term debt of approximately $430.5 million of which approximately $430.1 million was current. At September 30, 1995, $351.5 million of Fairwood's total debt is owed to Court Square Capital Limited ("CSCL"), an affiliate. Short- and long-term debt was approximately $415.4 million at December 31, 1994, of which $351.7 million was owed to CSCL. Fairwood's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and subordinated pay-in-kind (merger) debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

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

On April 1 and October 1, 1995, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $27.0 million on the Fairwood Debentures, which include $16.4 million due to CSCL, is included in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 1995. Counsel for Fairwood has had preliminary discussions with counsel for a group of merger debenture holders, who are in the process of attempting to form an ad hoc committee to address the payment default under the merger debentures. This situation is still at too preliminary a stage for the likely results of future discussions is unknown at this time.

Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment (see note 7 to the financial statements) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1995.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1994 and the first nine months of 1995, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 1995 were approximately $26.7 million. Repayments to CSCL during the quarter were $27 million, resulting from a portion of the escrowed proceeds received during the first nine months from the July 1994 sale of the assets of Super Sagless Corporation ("Super Sagless") and the proceeds of a factoring arrangement with respect to certain accounts receivable of the Stratford Company. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally prohibited from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1995.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1995. Consolidated Furniture, however, is in the process of negotiating an extension of the maturity date of the credit Agreement and Senior Subordinated debentures with its lender and expects to sign such an agreement by December 31, 1995 or earlier. There can be no guarantee, however, that Consolidated Furniture will be able to complete such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

During the three months ended September 30, 1995, Stratford entered into a factoring arrangement for certain accounts receivable. Pursuant to the terms of the factoring agreement, Stratford assigns certain accounts receivable to a factor on a pre-approved, nonrecourse basis. Stratford is permitted to receive advances of up to 75% of uncollected amounts factored. Interest at the greater of 9% or the prime rate plus 1% and a factoring charge, subject to an annual minimum factoring charge of $540,000, is charged on such advances. As of September 30, 1995, advances of $15.6 million had been made under the factoring arrangement.

There can be no assurance that Fairwood will be able to continue as a going concern. The discussions between counsel for Fairwood and counsel for certain holders of the merger debentures are at too preliminary a stage for the likely results of such discussions to be known. Consolidated Furniture, however, is also in the process of negotiating an extension of the maturity date of the Credit Agreement and senior subordinated debentures with its lender and expects to complete such an agreement prior to December 31, 1995 or to refinance such indebtedness prior to its maturity. There can be no guarantee, however, that Consolidated Furniture will be able to complete such an extension or refinancing or that the terms of such an extension or refinancing will not be on terms less favorable to Consolidated Furniture than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1994 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 30, 1995 Versus Three Months Ended October 1, 1994

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1995 in comparison to the same period in 1994.

Consolidated net sales were approximately $38.5 million in the third quarter of 1995, a decrease of 25.6% from last year's third quarter consolidated net sales of approximately $51.7 million, due in large part to the sale of substantially all of the assets and liabilities of Super Sagless. Excluding Super Sagless, net sales for the third quarter of 1995 were approximately $38.5 million compared to approximately $47.2 for the third quarter of 1994, a decrease of 18.4%.

Third quarter 1995 net sales (including intercompany sales) by the Stratford Company decreased to approximately $31.0 million as compared to $39.4 million for the comparable period in 1994 or 21%. This sales decrease is comprised of several causes: (1) elimination of unprofitable styles, (2) discontinuance of sales to certain regional value merchants whose business terms resulted in unprofitable margins, (3) decrease of sales to national mass merchants due to store realignment and inventory transfers, the unwillingness of certain customers to accept price increases, and changes in store pricing policies. An interrelated factor was the industry wide slowdown in residential furniture sales, particularly at the mid price point that Stratford targets.

Barcalounger net sales during the third quarter 1995 were 4.55% higher than in 1994. Sales increased to $8.2 million in 1995 from $7.8 million 1994.
Continued sales trends toward higher priced leather furniture helped to generate an 1.8% increase in sales prices and a 1.6% volume increase. Barcalounger's sales growth rate has slowed as a result of the general industry wide slowdown in retail sales of household furniture and downward inventory adjustments during the first nine months of 1995, but not as severely as Stratford's because of its positioning in the higher priced end of the market which was less affected.

Consolidated cost of sales decreased 26.0% in the third quarter of 1995 to $35.0 million, or 91.0% of net sales, as compared to $47.3 million, or 91.5% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $35.0 million and $43.4 million for the third quarters of 1995 and 1994, respectively, or 91.0% and 91.9% of net sales, respectively. Stratford's cost of sales increased slightly to 93.8% of net sales in the third quarter of 1995, as compared to 93.5% in the third quarter of 1994. Barcalounger cost of sales increased slightly by .95%, but cost controls enabled Barcalounger to improve earnings 93% from approximately $261,000 in 1994 to $506,000 in 1995.

Consolidated selling, administrative and general expenses for the third quarters of 1995 and 1994 were approximately $6.1 million and $7.8 million, respectively, representing a decrease of 22.3%. Excluding Super Sagless, selling, administrative and general expenses were approximately $6.1 million in 1995 as compared to $7.4 million in 1994, a decrease of 18.0%. The decrease was due primarily to lower sales commissions as a result of less sales volume and elimination of certain overhead costs, most notably the elimination of substantially all of Fairwood's corporate functions and facilities and most of Consolidated Furniture's corporate functions which were downsized and outsourced.

Other income (expenses), net, was approximately $(.6) million and $.7 million for the third quarters of 1995 and 1994, respectively. The difference between the two years was primarily due to gains and losses on the sales or property and costs associated with divested operations.


Nine Months Ended September 30, 1995 Versus Nine Months Ended October 1, 1994

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1995 in comparison to the same period in 1994.

Consolidated net sales were approximately $136.3 million in the first nine months of 1995, a decrease of 27.7% from last year's first nine months consolidated net sales of approximately $188.4 million. Excluding Super Sagless, net sales for the nine months of 1995 were approximately $136.3 million compared to approximately $156.6 for the first nine months of 1994, a decrease of 13.0%.

Stratford net sales (including intercompany sales) for the first nine months of 1995 decreased 14.9% to approximately $110.8 million as compared to $130.3 million for the comparable period in 1994. Total volume has decreased 10.96% for the first nine months of 1995 as compared to the first nine months of 1994. Sales volume to the smaller retail customers has increased 1.5%, while national account sales volume has decreased 21.45% in the first nine months of 1995 as compared to 1994. The 14.9% Stratford sales decline consists of lost sales that can be determined as follows: (1) elimination of unprofitable styles that had been sold to low volume customers, (2) Discontinuance of sales to certain regional value merchants whose sales terms and unfavorable mix of purchases made their business unprofitable, (3) decrease of sales to National mass merchants due to store realignments and inventory transfers, the unwillingness of certain customers to accept price increases, and changes in store pricing policies. Stratford believes that a major segment of the foregoing lost sales to national mass merchants can be recovered in 1996. An interrelated factor throughout was the industry wide slowdown in residential furniture sales, particularly at the mid price points that Stratford targets. Weak sales in the mid price market segment also resulted in downward inventory adjustments leading to greater reductions in orders and the quantity of purchased furniture held by retailers in their warehouses and store back rooms.

Stratford is in the process of finalizing a 1996 manufacturing subcontract with an upholstered furniture company that will utilize excess capacity from the lost sales cited above. It is expected this contract will enable Stratford to improve margins and profits.

Barcalounger net sales for the first nine months of 1995 increased 4.1% to approximately $27.4 million as compared to $26.3 million in 1994, reflective of a 1.8% increase in the number of pieces sold and 2.4% increase in average selling prices.

Consolidated cost of sales decreased 25.0% in first nine months of 1995 to approximately $123.5 million, or 90.6% of net sales, as compared to $164.6 million, or 87.4% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $123.5 million and $138.7 million for the first nine months of 1995 and 1994, respectively, or 90.6% and 88.6% of net sales, respectively. Stratford cost of sales increased to 92.9% of net sales in the first nine months of 1995, as compared to 89.7% in the first nine months of 1994. The increase in Stratford's cost of sales was caused by an under absorption of overhead due to the decrease in volume. Barcalounger's cost of sales remained essentially flat at 82.3% and 82.8% of net sales for the first nine months of 1995 and 1994, respectively.

Consolidated selling, administrative and general expenses for the first nine months of 1995 and 1994 were approximately $21.1 million and $26.9 million, respectively, representing a decrease of 21.3%. Excluding Super Sagless, selling, administrative and general expenses were approximately $21.1 million in 1995 as compared to $23.1 million in 1994, a decrease of 8.4%. The decrease was due primarily to lower sales commissions as a result of less sales volume and elimination of certain overhead costs, most notably the elimination of substantially all of Fairwood's corporate functions and facilities and most of Consolidated Furniture's corporate functions which were downsized and outsourced.

Other expense, net, was approximately $1.3 million and $.3 million for the first six months of 1995 and 1994, respectively. The difference was primarily attributed to gains on sales of property during 1994.

No provision for federal income taxes has been provided in the first nine months of 1995 and 1994, respectively, as the Company is in a net operating loss carryforward position. A provision for state income taxes of $.5 million has been provided for the nine months ended October 1, 1994, as a result of the sale of substantially all of the assets and liabilities of Super Sagless.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1994 for a description of pending legal action.

         There are certain legal proceedings arising out of the normal course of business, the financial risk of which are not considered material in relation to the consolidated financial position of Fairwood.

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





Date:  October 31, 1995