Form 10-K405
period 1995-12-31
FAIRWOOD CORP
filed 1996-04-01
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended     December 31, 1995
                          --------------------------------------------------
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________________ to ____________________

Commission file number     0-18446
                       -----------------------------------------------------

                            Fairwood Corporation
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
- ------------------------------------------         -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
- ------------------------------------------         -------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
                                                   -------------------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          ------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1996.

On February 28, 1996, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                     PART I



ITEM 1. BUSINESS

   Fairwood Corporation ("Fairwood"), is a privately-held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Limited ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture's operations were diversified to include the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988.

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

      On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received in cash upon closing, $15 million was received six months and $.75 million was received one year after closing. After considering the estimated costs of disposition, Super Sagless has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to repay long-term debt owed to CSCL under the Credit Agreement.

      Fairwood's subsidiary Consolidated Furniture is the parent of Furniture Comfort Corporation ("Furniture Comfort") whose two operating divisions manufacture upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and sleepers.


Operations

      Furniture Comfort, formerly named Mohasco Upholstered Furniture Corporation, Consolidated Furniture's primary operating subsidiary, serves selected segments of the highly diversified $19+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Furniture Comfort's current operations engage in the manufacture and sales of a diversified line of upholstered furniture under several brand names. While most of its products are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

      Furniture Comfort's two divisions operate as separate independent companies. Each company markets and manufactures one or more specific brands of furniture. The Stratford Company ("Stratford") makes and sells mid-priced upholstered stationary and motion furniture under the brand names of Stratford, Stratolounger, Stratopedic and Avon. The Barcalounger Company ("Barcalounger") manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners.

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

      Stratford and Barcalounger operate in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants at mid price points have eroded Stratford's market share. In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in order to maintain market share. Despite the inroads of these competitors over the past five years, Stratford and Barcalounger remain positioned among the largest manufacturers of upholstered stationary and motion furniture in the United States. For the years ended December 31, 1995, 1994, and 1993, net sales, including intercompany sales, by Stratford were $142.6 million, $176.6 million and $178.2 million, respectively, and net sales by Barcalounger were $36.9 million, $36.5 million and $35.4 million, respectively.

      The furniture market is highly competitive and includes a large number of manufacturers, none of which dominates the market. Certain of these manufacturers produce a broader range of furniture than Stratford and Barcalounger, and many of them have greater financial and other resources. In addition, there are relatively few barriers to entry into the industry. Competition could require Stratford and Barcalounger to reduce prices, offer better credit terms, or increase spending on product development, marketing or sales, which could adversely affect the Company.

      Stratford targets a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sells mainly to large national retail furniture and department stores and has significant brand recognition.

      Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products. The value and fine quality of its furniture is apparent as hardwood frames are emphasized and only the finest leather and fabric coverings are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the higher priced segment of the motion furniture industry.

      In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons, provides sales services and provides new product development services to Simmons. The products are manufactured using Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The term on the Agreement is for one year with automatic one-year renewals, unless terminated by either party. This agreement resulted in approximately $2.4 million of new revenues in 1995 and the reimbursement of $343,000 of expenses incurred to provide the other services in 1995.

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


Research and Development

      Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, Furniture Comfort believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, Furniture Comfort conducts research and development activities which are decentralized and directed by its individual operating divisions.

      The Stratford and Barcalounger operating divisions expended a total of $12,260,000 in the past five years for research and development programs of which $2,149,000, $2,467,000, and $2,623,000 was expended in 1995, 1994 and
1993, respectively.

Employees

      Fairwood and its subsidiaries employed 2,374 persons at December 31, 1995. Fairwood has a long record of generally harmonious relations with employees.


Backlog

      The backlog of orders among Furniture Comfort's furniture operations was approximately $13,401,000 at December 31, 1995 and approximately $21,306,000 at December 31, 1994. It is expected that the backlog at December 31, 1995 will be filled in the current year. Furniture Comfort does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.


Seasonality, Major Customers and Export Sales

      There are seasonal factors which affect Furniture Comfort's business. Spring and fall are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of Furniture Comfort's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of Furniture Comfort's activities for vacation periods of one or two weeks in July has a limiting effect on production as well as sales. Furniture Comfort maintains adequate levels of inventory to meet seasonal demands.

      Sears, Roebuck & Co. accounted for approximately nineteen, twenty and sixteen percent of Furniture Comfort's furniture sales during the years 1995, 1994 and 1993, respectively. Export sales for 1995 and 1994 were approximately two and one percent of sales, respectively, and were not significant in 1993.


Environmental and Raw Materials

      In 1995, there were no significant effects upon the capital expenditures, earnings and competitive position of Furniture Comfort and its divisions occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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

      Furniture Comfort's divisions also lease showroom and warehouse space throughout the United States for display and storage of products. Until March 1993, Consolidated Furniture owned an office building located in Fairfax, Virginia. Office space is now leased.

      Furniture Comfort believes that its plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

      As of December 31, 1995, Furniture Comfort's divisions have furniture facilities as follows:


     Location                     Use                          Square Footage
     --------                     ---                          --------------
Stratford
Leased
  New Albany, MS          Manufacturing plant                      1,060,786
  Okolona, MS             Manufacturing plant                        613,233
  Eupora, MS              Manufacturing plant                        314,693
  Ontario, CA             Manufacturing plant                        185,000
  Guntown, MS             Warehouse                                  216,000
  High Point, NC          Showroom                                    27,386
  San Francisco, CA       Showroom                                    10,390
                                                                   ---------

                                                                   2,427,488
                                                                   ---------

Owned
  New Albany, MS          Manufacturing plant                         32,463
                                                                   ---------

Barcalounger
Leased
  Rocky Mount, NC         Manufacturing plant                        364,000
  High Point, NC          Showroom                                     5,725
  San Francisco, CA       Showroom                                     2,945
                                                                   ---------

                                                                     372,670
                                                                   ---------

                                                                   2,832,621
                                                                   ---------

      Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of CSCL granted in connection with the Credit Agreement (See Note 5 to the Company's Consolidated Financial Statements set forth in item 10).

      Furniture Comfort believes that its properties are adequate to serve the current and anticipated needs of Stratford and Barcalounger without making capital expenditures materially higher than historical levels.


ITEM 3. LEGAL PROCEEDINGS

      The Internal Revenue Service ("IRS") has completed the audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries, including Consolidated Furniture (the "Consolidated Group"), for the years ended July 11, 1988 through December 31, 1991, and has delivered to the Company a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal income tax arising from the proposed adjustments is approximately $70 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability would, together with statutory interest and state income tax through the year ended December 31, 1995, and net of any applicable deduction for such interest and state income tax, total approximately $106 million. The principal issues addressed in the RAR are (i) the proposed disallowance of approximately $164 million of interest expense claimed by the Consolidated Group with respect to debt incurred in connection with the 1988 acquisition of Consolidated Furniture by Fairwood under the theory that such debt should be recharacterized as equity for tax purposes, (ii) the proposed disallowance of approximately $19 million of investment banking, legal and other fees incurred by the Consolidated Group and deducted in the years in issue under the theory that such expenses are capital in nature and related theories, and (iii) the proposed disallowance of approximately $5 million of compensation expense deducted by the Consolidated Group under the theory that such expense constitutes non-deductible "golden parachute" payments. Fairwood believes that the proposed adjustments are in error and intends to contest vigorously this matter. Under available administrative procedures, Fairwood has protested the proposed adjustments and has had several conferences with IRS Appeals division and expects to have additional conferences with the IRS Appeals division. Depending upon the outcome of discussions of the issues with the IRS Appeals division, Fairwood may litigate one or more of the issues.

      On October 4, 1994, Consolidated Furniture was served with a complaint filed in U.S. District Court in Philadelphia by third party plaintiffs against Consolidated Furniture and its former subsidiary, Sloane Blabon Corporation, which engaged in the linoleum business, U.S. vs. Berks Associates, et al., Civ. No. 91-4868, E.D. PA. The original complaint in the case was filed by the Environmental Protection Agency against Berks Associates and others to recover over $200 million from twelve defendants (not including Consolidated Furniture) for costs incurred or to be incurred in connection with the investigation and remediation of a Super Fund site in Douglasville, Pennsylvania. The original defendants then sued over 600 third party defendants to share in the liability, if any. Sloane Blabon is alleged to have disposed of benzine at the site from 1949 through May, 1953, when Sloane Blabon sold its relevant assets to Congoleum Corporation. During the period in question, Sloane Blabon disposed of substantial quantities of benzine to Berks Associates at the Douglasville site. However, Fairwood does not believe its disposals were toxic as alleged. The damages sought from Sloane Blabon and Consolidated Furniture are unspecified. On August 28, 1995 Consolidated Furniture joined with five other Potentially Responsible Parties and made an offer of settlement to the EPA. Consolidated Furniture's share of the offer is approximately $190,000. The EPA has not rejected or accepted the offer.

      An involuntary Chapter 7 petition, under U.S. Bankruptcy law, was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. On consent of the parties, Fairwood's time to answer or otherwise move with respect to the petition has been extended to April 17, 1996. Fairwood intends to seek to have the petition dismissed. If Fairwood is unsuccessful in obtaining dismissal of the petition, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

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



                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
        MATTERS

      Fairwood's common stock is privately held. At December 31, 1995 and 1994, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1995 and 1994. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer monies to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 5 to Fairwood's Consolidated Financial Statements set forth in Item 8.

      Common stock purchase warrants issued by Fairwood in connection with the 1989 Fairwood merger were held by the public. The common stock purchase warrants became exercisable in September 1994. See Note 5 to Fairwood's Consolidated Financial Statements set forth in Item 8. The warrant exercise price was $1 per share (subject to adjustment). In October 1994, Fairwood notified the holders of the warrants that the warrants may be exercised at any time before the close of business on September 21, 1995. During the first fiscal quarter of 1995, the exercise of the Warrants was suspended pursuant to the terms of the Warrant Agreement (such period of suspension being the "suspension period"). On September 19, 1995, the holders of record of Fairwood Corporation common stock purchase Warrants ("Warrants") were notified in writing by the Warrant Agent that the suspension had been lifted.

      Thereafter, pursuant to the terms of the Warrant Agreement, the exercisability of the Warrants expired at 5:00 P.M. Pittsburgh, Pennsylvania time on September 22, 1995.

ITEM 6. SELECTED FINANCIAL DATA

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                Five Year Summary of Consolidated Financial Data
                          (Dollar Amounts in Millions)

                                        Years ended December 31,
                              --------------------------------------------
                              1995      1994      1993      1992      1991
                              ----      ----      ----      ----      ----
Net sales                 $  176.8     244.9     261.5     267.0      341.4

Operating income (loss)     ( 11.8)   (  8.2)      1.9    ( 18.4)    ( 11.9)

Interest expense, net       ( 58.6)   ( 53.4)   ( 46.6)   ( 43.6)    ( 44.5)

Gain on sale of subsidiary       -      20.8         -         -          -

Loss before extraordinary
 items                      ( 70.7)   ( 39.4)   ( 46.9)   (159.1)    ( 49.9)

Extraordinary items              -         -         -       1.9         -

Net loss                    ( 70.7)   ( 39.4)   ( 46.9)   (157.2)    ( 49.9)

Total assets                  53.4      95.6     113.6     105.1      277.8

Long-term debt, including
 current maturities          420.7     415.4     386.0     330.8      370.8

Redeemable preferred stock      .1        .1        .1        .1         .1

      Fairwood acquired Consolidated Furniture in a purchase transaction deemed to be effective as of July 3, 1988. In 1992, the excess of purchase cost over fair value of assets acquired in the purchase of Consolidated Furniture was written off due to the determined unrecoverability of these costs. Also in 1992, operations data includes the activities of Chromcraft and Peters-Revington for the period from January 1 through April 23, 1992. In
1994, operations data includes the activities of Super Sagless for the period from January 1 through July 29, 1994. Accordingly, the data presented for 1995, 1994 and 1993 is not comparable with one another or prior periods.

      For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 4 and 13 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES


1995 vs 1994 Results of Operations

      Consolidated net sales of approximately $176.8 million for 1995 decreased 27.8% from 1994 net sales of approximately $244.9 million, due primarily to the disposition of Super Sagless in July 1994 and the significant reduction of sales at Stratford. Excluding Super Sagless, net sales of approximately $176.8 million for 1995 decreased 17.0% from 1994 net sales of approximately $213.6 million.

      Net sales (including intercompany sales) for 1995 by Stratford decreased 19.2% to approximately $142.6 million as compared to $176.6 million for 1994. Total volume in 1995 decreased 22.6%, while average selling prices increased by approximately 3.9%. Sales in 1995 to Stratford's larger, national retail customers decreased 30.7%, while sales to smaller retail customers decreased 13.3%. The decrease in sales at Stratford was the result of internal and external factors. In 1995 Stratford changed its market strategy and discontinued all styles with insufficient profit margins and all styles with low sales quantities. This change in market strategy was the primary factor causing the decrease in sales to the smaller retail customers. Sales to the larger national retail customers decreased primarily because of an overall industry wide slow-down in sales combined with (1) customers' organizational realignment lowering customers' overall inventory levels, (2) the consolidating of customers' stores and the subsequent delayed opening of the new consolidated stores, (3) discontinuance of furniture sales by certain customers, and (4) Stratford's price increases conflicted with the retailers' pricing policies.

      Net sales for 1995 by Barcalounger increased 1.2% to approximately $36.9 million as compared to $36.5 million for 1994. This increase in sales reflects an decrease of 0.4% in the number of pieces sold in 1995 versus 1994, and a 2.0% increase in average selling prices. Beginning in 1993 and continuing throughout 1994 and 1995, Barcalounger added to their product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. By offering a finer, more exclusive product, Barcalounger was able to increase sales in 1994 and 1995 with those retail furniture store customers who specialize in higher-priced, better quality furniture. This change led to a sales mix which resulted in increases in average prices.

      Consolidated cost of sales decreased 25.7% in 1995 to approximately $161.1 million, or 91.1% of net sales as compared to $216.8 million, or 88.6% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $161.1 million and $191.1 million for 1995 and 1994, respectively, or 91.1% and 89.7% of net sales, respectively.

      Stratford Company cost of sales increased to 94.0% of net sales in 1995, as compared to 91.3% in 1994. Barcalounger cost of sales decreased to 80.9% of net sales in 1995 from 81.4% of net sales in 1994. Stratford cost of sales as a percentage of sales increased in 1995 mainly because of under absorbing overhead resulting from lower sales volume, increases in prices of certain raw materials that could not be passed on as price increases, and unfavorable manufacturing variances caused by the need for smaller quantity and shorter manufacturing time. Barcalounger cost of sales as a percentage of net sales continued to decrease in 1995 due to the continued impact of the cost reduction and quality improvement programs implemented during 1994.

      Consolidated selling, administrative and general expenses decreased 24.1% to approximately $27.5 million in 1995 from approximately $36.2 million in 1994. Excluding Super Sagless, selling, administrative and general expenses were approximately $27.5 million and $30.0 million for 1995 and 1994, respectively, a decrease of approximately 8.3%, primarily due to the continued organization-wide downsizing, where appropriate, and continued reduction of corporate expense through increased controls resulting from the decentralization and transfers of corporate functions to the operating companies completed during 1993 and 1994.

      Other income (expenses), net, decreased approximately $2.2 million, or 79.7% to approximately $(.3) million in 1995 from approximately $1.9 million in 1994. The $1.9 million recorded in 1994 resulted primarily from a gain of approximately $1.4 million recognized on the sale of Stratford's Clinton, NC plant. The other expenses, net, in 1994 reflects certain losses on the sales of property and costs incurred associated with divested operations.

      A gain of approximately $20.8 million was recognized in 1994 as a result of the sale of substantially all of the assets of Super Sagless.

      Interest expense increased 9.5% to $58.9 million from $53.8 million due primarily to additional borrowings under the Revolving Credit Agreement.

1994 vs 1993 Results of Operations

      Consolidated net sales of approximately $244.9 million for 1994 decreased 6.3% from 1993 net sales of approximately $261.4 million, due to the disposition of Super Sagless in July 1994. Excluding Super Sagless, net sales for 1994 were essentially flat at $213.1 million as compared to approximately $213.6 million for 1993.

      Net sales (including intercompany sales) for 1994 by the Stratford Company decreased 0.9% to approximately $176.6 million as compared to $178.2 million for 1993. Total volume was flat in 1994, while average selling prices increased by approximately 1%. Sales in 1994 to Stratford's larger, national retail customers increased 19.7%, while sales to smaller retail customers decreased 13.3%. Stratford's concentration of sales to these national retailers was expected to result in greater volume of similar products and styles, reducing Stratford's design and production costs. The increased volume during 1994 for the products was reflective of Stratford's strategy to increase its mix towards the national retailers. This strategy assumed no change in national retailer's policies.

      Net sales for 1994 by Barcalounger increased 3.0% to approximately $36.5 million as compared to $35.4 million for 1993. This increase in sales reflects an increase of 0.8% in the number of pieces sold in 1994 versus 1993, and a 2.5% increase in average selling prices. Beginning in 1993 and continuing throughout 1994, Barcalounger added to their product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. By offering a finer, more exclusive product, Barcalounger was able to increase sales in 1994 with those retail furniture store customers who specialize in higher-priced, better quality furniture. This change led to a sales mix which resulted in both increases in sales and average prices.

      Consolidated Cost of sales decreased 2.1% in 1994 to approximately $216.8 million, or 88.6% of net sales, as compared to $221.5 million, or 87.6% of net sales, in 1993. Excluding Super Sagless, cost of sales were approximately $191.1 million and $182.7 million for 1994 and 1993, respectively, or 89.7% and 85.6% of net, respectively.

      Stratford Company cost of sales increased to 91.3% of net sales in 1994, as compared to 86.1% in 1993. Barcalounger cost of sales decreased to 81.4% of net sales in 1994 from 82.7% of net sales in 1993. The Stratford Company's cost of sales as a percentage of net sales increased as a result of increased raw materials costs due to design changes which resulted in an upgraded product content; however, the implementation of most price increases for Stratford's product lines in 1994 were delayed. Barcalounger cost of sales as a percentage of net sales continued to decrease in 1994 due to continued impact of the cost reduction and quality improvement programs implemented during 1993.

      Consolidated selling, administrative and general expenses decreased 4.6% to approximately $36.2 million in 1994 from approximately $38.0 million in 1993. Excluding Super Sagless, selling, administrative and general expenses were approximately $30.0 million and $31.4 million in 1994 and 1993, respectively, a decrease of approximately 4.5%, primarily due to the continued organization-wide downsizing, where appropriate, and the decentralization and transfer of corporate functions to the operating companies.

      Other income (expenses), net, increased approximately $6.2 million, or 143.3% to approximately $1.9 million in 1994 from approximately $(4.3) million in 1993. During 1994, The Company recognized a gain of approximately $1.4 million on the sale of Stratford's Clinton, NC plant. The other expenses, net, in 1993 reflects certain losses on the sales of property and costs incurred associated with divested operations.

      A gain of approximately $20.8 million was recognized in 1994 as a result of the sale of substantially all of the assets of Super Sagless.


Provision for Income Taxes

      A cumulative effect of change in accounting principle of $2.1 million was recorded in 1993, which is described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. Please refer to Note 4, Income Taxes, in the Notes to Company's Consolidated Financial Statements.

Liquidity and Capital Resources

      Capital requirements for operations during 1995 and 1994 were provided primarily by financing channels, sale of Super Sagless and operating cash flows at certain operating divisions.

      Fairwood had working capital of approximately $(190.8) million and $43.5 million at December 31, 1995 and 1994, respectively. At December 31, 1995, Fairwood had long-term debt of approximately $420.7 million of which $169.0 million was current. Long-term debt at December 31, 1994 was approximately $415.4 million of which $.2 million was current.

      In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1996. In April, 1995, CSCL waived provisions of the Credit Agreement prohibiting sale by Consolidated Furniture of certain real property that had been operated as, and related equipment located on, a saw mill in Pontotoc, Mississippi. In November 1995, Consolidated Furniture entered into the Twelfth Amendment to the Credit Agreement which extended the maturity date to January 2, 1997 and waived compliance of various covenants through December 31, 1995. In January 1996, Consolidated Furniture entered into the Thirteenth Amendment to the Credit Agreement which increase the overadvance amount to $200,000,000 for the first fiscal quarter of 1996 and thereafter. In January 1996, Consolidated Furniture entered into the Fifth Amendment to the Increasing Rate Senior Subordinated Debentures due January 2, 1996, which extended the due date to January 2, 1997.

      Throughout 1995, 1994 and 1993, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Borrowings from CSCL during the years ended December 31, 1995, 1994 and 1993 were approximately $32.5 million, $31.2 million and $48.2 million, respectively. However, during 1995 and 1994 a portion of the proceeds to Consolidated Furniture from the factoring of Stratford's trade accounts receivable and the sale of substantially all of the assets of Super Sagless of approximately $15 million and $40 million, respectively, were used to repay debt of Consolidated Furniture and its subsidiaries. All outstanding debt at December 31, 1995, excluding the $62.9 million of outstanding merger debentures and $0.5 million of capitalized lease obligations, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 1997. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.75% at December 31, 1995. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

      In July 1994, a portion of the proceeds to Consolidated Furniture from the disposition of Super Sagless were used to repay secured, senior debt of Consolidated Furniture and its subsidiaries in the approximate amount of $24.25 million. The remainder of the total sales consideration of $15 and $.75 million, which was primarily used to repay $13 million of secured, senior debt of Consolidated Furniture were received in January and July of 1995.

      In July 1995, a portion of the proceeds to Consolidated Furniture from the sale of trade receivables of Stratford to a factor were used to repay secured, senior debt of Consolidated Furniture. At December 31, 1995, $14.4 million was the amount of the advance due to the Factor.

      Interest payments during the years ended December 31, 1995, 1994 and 1993 of approximately $31.9 million, $52.9 million and $43.1 million, respectively were primarily made through increased borrowings and the issue of additional pay-in-kind debentures. Principal payments of approximately $27.2 million, $25.9 million and $13.7 million were made during the years ended December 31, 1995, 1994 and 1993, respectively.

      Annual maturities on debt for the years ended December 31, 1996, 1997 and 1998, approximately $169.0 million, $251.5 million and $0.2 million, respectively. Interest payments expected to be made for the years ended December 31, 1996, 1997 and 1998 are estimated to be approximately $33.1 million, $36.5 million and $40.3 million.

      On April 1 and October 1, 1995, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $33.8 million on the Fairwood Debentures, which includes $20.5 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 1995. See Note 5 to the accompanying Consolidated Financial Statements.

      Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995, interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $105.9 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 1995.

      Capital additions were approximately $2.4 million, $3.4 million and $4.2 million for the years 1995, 1994 and 1993, respectively. The Company anticipates making capital expenditures of approximately $2.4 million during 1996, primarily for the purpose of maintaining and upgrading the Company's manufacturing equipment, machinery and facilities. The Company has no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations, available credit facilities under the Company's revolving credit agreement with CSCL, and other financing arrangements. The Company intends to pursue other sources of financing to the extent available and cost effective.

      Consolidated Furniture and the operating companies are dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 1995 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

      Consolidated Furniture anticipates that funds provided by operations and available credit facilities under the Credit Agreement will be adequate in 1996 to support the operations of Stratford and Barcalounger. However, as discussed above, funds provided by operations and available credit facilities cannot be expected to be adequate to make cash interest payments due in 1996 on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture and its subsidiaries.

      On January 3, 1996, certain bondholders filed an involuntary Chapter 7 case against Fairwood in the United States Bankruptcy Court for the Southern District of New York. Pursuant to agreement of the parties, Fairwood's time to answer or otherwise move with respect to the petition has been extended to April 17, 1996. It is Fairwood's present intention to have the petition dismissed. If Fairwood is unsuccessful in obtaining dismissal of the petition, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1995 and 1994
Consolidated Statements of Operations for the Years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Shareowners' Equity (Deficit) for the Years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows for the Years ended December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

      Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:


      We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. We also have audited the financial statement schedule as listed in the index for Item 14(a)2 on page 49. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Fairwood will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has been notified by the Internal Revenue Service of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost of approximately $106 million, including interest, through the year ended December 31, 1995. Fairwood Corporation has indicated that it disagrees with the proposed adjustments and is vigorously contesting the positions taken by the Internal Revenue Service. As discussed in Notes 5 and 13 to the consolidated financial statements, Fairwood has failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995 and does not expect to be able to be able to make such payments in the future. Further, an involuntary Chapter 7 case was filed against Fairwood by certain bondholders. These matters, raise substantial doubt about the ability of Fairwood to continue as a going concern. Management's plans in regard to these matters are described in Notes 4, 5 and 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Notes 1 and 4 to the consolidated financial statements, Fairwood adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of January 1, 1993.


                                        KPMG Peat Marwick, LLP

Washington, D.C.
February 9, 1996

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1995 and 1994
                        (In thousands except share data)


Assets (note 5)                                              1995        1994
- ------                                                       ----        ----
Current assets:
Cash and cash equivalents                                 $   4,264       4,615
                                                           --------     -------
 Accounts and notes receivable:
   Trade (note 3)                                            29,545      38,034
   Due from affiliate (note 9)                                1,293           -
   Escrows receivable from sale of subsidiary (note 2)           -       15,750
   Other                                                      1,542       1,812
                                                           --------     -------
                                                             32,380      55,596
   Less allowance for discounts and doubtful accounts         1,857       2,756
   Less advances from Factor (note 3)                        14,443           -
                                                           --------     -------
                                                             16,080      52,840
                                                           --------     -------

 Inventories (note 1)                                        14,394      18,813

 Prepaid expenses and other current assets (note 4)           2,524       2,499
                                                           --------     -------

           Total current assets                              37,262      78,767
                                                           --------     -------





Property, plant and equipment, at cost:
  Land                                                           84         137
  Buildings and improvements                                 12,591      13,034
  Machinery and equipment                                    15,717      14,218
  Leasehold improvements                                      2,334       2,345
  Construction in progress                                      149         540
                                                           --------     -------
                                                             30,875      30,274
  Less accumulated depreciation and amortization             16,841      16,209
                                                           --------     -------
                                                             14,034      14,065
                                                           --------     -------


Other assets                                                  2,125       2,732
                                                           --------     -------









                                                          $  53,421      95,564
                                                           ========     =======

Liabilities and Shareowners' equity (deficit)                  1995        1994
- ---------------------------------------------                  ----        ----
Current liabilities:
  Current maturities of long-term debt (notes 5 and 10):
    Senior subordinated pay-in-kind debentures              $ 105,853           -
    Merger debentures                                          62,928           -
    Other                                                         170         160
  Accounts payable:
    Trade                                                       3,659       6,084
    Other (includes claims payable of $1,750 in
      1995 and $1,991 in 1994)                                  2,928       2,537
  Accrued expenses (includes interest of $37,388 in
    1995 and $10,357 in 1994)                                  46,820      20,740
  Federal and state income taxes                                5,719       5,725
                                                              -------     -------
            Total current liabilities                         228,077      35,246
                                                              -------     -------

Long-term debt, less current maturities (notes 5 and 10):
  Revolving credit                                            171,369     165,870
  Senior subordinated debentures                               80,000      80,000
  Senior subordinated pay-in-kind debentures                        -     105,853
  Merger debentures                                                 -      62,928
  Capitalized lease obligations                                   370         540
                                                              -------     -------
                                                              251,739     415,191
                                                              -------     -------

Deferred Federal income taxes (note 4)                          1,318       1,359
Other liabilities (note 8)                                      3,222       4,346
                                                              -------     -------
                                                                4,540       5,705
                                                              -------     -------

Redeemable preferred stock (note 6):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares.  Liquidation value $100 per share.              100         100
                                                              -------     -------

Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 5 and 7):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares.                                     -           -
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                         10          10
  Additional paid-in capital                                   55,938      55,938
  Minimum pension liability (Note 8)                         (    956)   (  1,367)
  Accumulated deficit                                        (486,027)   (415,259)
                                                              -------     -------

                                                             (431,035)   (360,678)
                                                              -------     -------
Commitments and contingencies (notes 4, 5, 8, 9, 10,
  12 and 13)
                                                            $  53,421      95,564
                                                              =======     =======


          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                 Years ended December 31,
                                           ------------------------------------
                                               1995        1994        1993
                                           -----------  ----------   ----------
                                                      (In thousands)
Net sales (note 9)                         $  176,834     244,869     261,451
                                              -------     -------     -------

Cost of sales (note 9)                        161,091     216,834     221,519
Selling, administrative
 and general expenses (note 9)                 27,508      36,247      37,985
                                              -------     -------     -------

                                              188,599     253,081     259,504
                                              -------     -------     -------

Operating income (loss)                      ( 11,765)   (  8,212)      1,947
Interest income                                   316         498         205
Interest on indebtedness (notes 3 and 5)     ( 58,893)   ( 53,852)   ( 46,846)
Gain on sale of subsidiary (note 2)                 -      20,847           -
Other income (expenses), net                 (    378)      1,859    (  4,296)
                                              -------     -------     -------
Loss before income taxes,
 cumulative effect of change
 in accounting principle                    (  70,720)  (  38,860)   ( 48,990)

Provision for income
   taxes (note 4)                                   -         532           -
                                              -------     -------     -------

Loss before cumulative
 effect of change in accounting
 principle                                   ( 70,720)   ( 39,392)   ( 48,990)

Cumulative effect of change in
 accounting principle (note 4)                      -           -       2,100
                                              -------     -------     -------


Net loss                                   $ ( 70,720)   ( 39,392)   ( 46,890)
                                              =======     =======     =======





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1995, 1994 and 1993

                                 (In thousands)

                                  Common Stock     Additional   Minimum                Shareowners'
                                ----------------    Paid-in     Pension   Accumulated    Equity
                                Class A  Class B    Capital    Liability    deficit     (Deficit)
                                -------  -------    -------    ---------  -----------   ---------
Balance, January 1, 1993        $    -       10    55,938            -     (328,904)    (272,956)
Net loss                                                                   ( 46,890)    ( 46,890)
Preferred stock dividends                                                  (     33)    (     33)
                                 -----    -----    ------       ------      -------      -------
Balance, December 31, 1993           -       10    55,938            -     (375,827)    (319,879)
Net loss                                                                   ( 39,392)    ( 39,392)
Adjustment to minimum
 pension liability (note 8)                                    ( 1,367)                 (  1,367)
Preferred stock dividends                                                  (     40)    (     40)
                                 -----    -----    ------       ------      -------      -------
Balance, December 31, 1994           -       10    55,938      ( 1,367)    (415,259)    (360,678)
Net loss                                                                   ( 70,720)    ( 70,720)
Adjustment to minimum
 pension liability (note 8)                                        411                       411
Preferred stock dividends                                                  (     48)    (     48)
                                 -----    -----    ------       ------      -------      -------
Balance, December 31, 1995           -       10    55,938      (   956)    (486,027)    (431,035)
                                 =====    =====    ======       ======      =======      =======





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                              -------------------------------------
                                                                  1995        1994         1993
                                                              -----------   ----------  -----------
                                                                         (In thousands)
Cash flows from operating activities:
Loss before cumulative effect of accounting change           $ ( 70,720)   ( 39,392)    ( 48,990)
Cumulative effect of change in accounting principle                   -            -       2,100
                                                                -------     -------      -------
Net loss                                                       ( 70,720)   ( 39,392)    ( 46,890)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                   2,075       2,974        3,905
  Gain on sale of Super Sagless assets                                -    ( 20,847)           -
  Loss (gain) on sale of property, plant and equipment         (     58)   (  1,636)         431
  Loss, recognized in 1992, on sale of property                       -           -        4,562
  Current period conversions of PIK debentures                        -      18,300       15,686
  Changes in assets and liabilities:
    Accounts receivable                                           6,567       3,079     (  9,490)
    Inventories                                                   4,419       5,700     (  7,217)
    Prepaid expenses and other current assets                  (     66)        849     (  3,280)
    Accounts payable                                           (  2,082)   (  1,646)    (    323)
    Accrued expenses                                             26,080       5,119     (    847)
    Federal and state income taxes                             (      6)         16        3,789
    Other, net                                                 (    106)   (     69)       3,323
                                                                -------     -------      -------

Cash used - operating activities                               ( 33,897)   ( 27,553)    ( 36,351)
                                                                -------     -------      -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (  2,413)   (  3,401)    (  4,206)
  Proceeds from disposition of property,
   plant and equipment                                              427       3,929        3,980
  Proceeds from sale of Super Sagless assets                     15,750      22,379            -
                                                                -------     -------      -------

Cash provided (used) - investing activities                      13,764      22,907     (    226)
                                                                -------     -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                                   32,499      31,193       48,202
  Proceeds from sale of receivables to Factor                    14,443           -            -
  Repayment of long-term debt                                  ( 27,160)   ( 25,900)    ( 13,650)
                                                                -------     -------      -------

Cash provided (used) - financing activities                      19,782       5,293       34,552
                                                                -------     -------      -------

Increase (decrease) in cash and cash equivalents               (    351)        647     (  2,025)

Cash and cash equivalents:
  Beginning of period                                             4,615       3,968        5,993
                                                                -------     -------      -------
  End of period                                               $   4,264       4,615        3,968
                                                                =======     =======      =======



Supplemental schedule of cash flow information
- ----------------------------------------------

Cash paid during year for:
  Interest                                                   $   31,866      28,835       25,372
  Income taxes                                                        6         506          978

Conversion of accrued interest to PIK debentures                      -      24,091       17,697

Adjustment to minimum pension liability                        (    411)      1,367            -




See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(1)   Summary of Significant Accounting Policies and Description of Business

      Principles of Consolidation and Description of Business

      The consolidated financial statements represent a consolidation of the financial statements of Fairwood Corporation ("Fairwood" or the "Company"), and Consolidated Furniture Corporation ("Consolidated Furniture", formerly named Mohasco Corporation) and all of its subsidiaries. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

      Through its wholly-owned subsidiary, Consolidated Furniture, the Company manufactures and sells mid- and high-priced upholstered and motion furniture under the brand names Stratford, Stratolounger, Stratopedic, Avon and Barcalounger. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales force.

      Inventories

      All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. A LIFO liquidation occurred during 1995 which resulted in a reduction of cost of sales of approximately $2.3 million.


     The components of inventory at December 31, are as follows (in thousands):

                                                         1995          1994
                                                       --------      ---------
       Raw materials                                   $ 12,857        14,696
       In process                                         3,532         4,193
       Finished goods                                     8,063        11,914
                                                         ------        ------
       Inventories at first-in, first-out                24,452        30,803
       LIFO reserve                                      10,058        11,990
                                                         ------        ------
       Inventories at LIFO                             $ 14,394        18,813
                                                         ======        ======

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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



      Revenue Recognition

      Revenue is recognized when title to furniture passes to the customer. The Company provides a reserve against estimated future customer returns under the warranty terms of sale.

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

      Financial Statement Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications

      Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 financial statement presentation.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)   Divestiture

      On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received upon closing, $15 million was received six months after closing and the remaining $0.75 million was received one year after closing. After considering the estimated costs of disposition, the Company recognized a gain before income taxes of approximately $21 million in 1994. The net proceeds from the sale were used to pay existing debt owed Court Square Capital Limited ("CSCL"), an affiliate of the Company's principal shareowner.

      During the period January 1 through July 29, 1994, Super Sagless generated operating earnings before income taxes, exclusive of the gain on sale, of approximately $2,300,000. During 1993, Super Sagless generated operating earnings before income taxes of approximately $2,400,000.



(3)   Trade accounts receivable

      On July 25 1995, Stratford Company, an operating division of the Consolidated Furniture, entered into a factoring agreement to sell certain trade receivables on a recourse and nonrecourse basis. Receivables sold for which Stratford has not received written approval from the factor are with recourse. Only those receivables sold for which Stratford has received written credit approval from the factor are nonrecourse. Stratford retains credit risk for all recourse receivables and transfers the credit risk to the factor for all nonrecourse receivables.

      Under the factoring agreement, advances may be made to Stratford for up to 75% of the aggregate purchase price of outstanding non-recourse receivables less the factoring commission and other fees. All advances are payable upon demand and are settled with the factor's collection of the purchased receivables or the passing of 120 days after the due date of nonrecourse receivables. Stratford pays interest on the balance of the outstanding advances. The interest rate is the greater of 9% or the factor's prime rate plus 1 percent. As of December 31, 1995, receivables sold which remain to be collected approximated $20,190,000 of which approximately $3,899,000 were sold with recourse.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)   Income Taxes

      As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993, which resulted in a cumulative effect adjustment of $2,100,000 which decreased the net loss for the year 1993.

      Components of the provision for income taxes are summarized, in thousands, as follows:


                                                  Years ended December 31,
                                               ------------------------------
                                                 1995       1994       1993
                                               --------   --------   --------
Current:
  Federal                                    $       -         -            -
  State and local                                    -       532            -
                                                ------    ------       -------
Deferred                                             -         -            -
                                                ------    ------       -------
Total provision for income
 taxes                                        $      -       532            -
                                                ======    ======       =======



      The differences between the actual taxes and taxes computed at the U.S. Federal Income tax rate of 34% are summarized, in thousands, as follows:


                                                 Years ended December 31,
                                               ------------------------------
                                                 1995       1994       1993
                                               --------   --------   --------
Expected tax benefit computed
 at U.S. rate                               $   (24,045)   (13,393)   (16,657)
Increase in valuation
 allowance                                       26,865     15,467     19,320
State taxes, net of
 Federal benefit                                ( 2,820)   ( 1,542)   ( 1,940)
Other                                                 -          -    (   723)
                                                 ------     -------    ------

Total provision for income taxes               $      -        532          -
                                                 ======     ======     ======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) Income Taxes (continued)

      The tax effects of temporary differences as of December 31, 1995 and 1994, in thousands, are as follows:

                                                            1995       1994
                                                          --------   --------
       Deferred tax assets:
        Net operating loss carryforwards                  $ 59,713     31,978
        Accounts receivable                                    813      1,077
        Vacation and holiday pay                               421        420
        Accrued expenses                                     4,166      4,983
        Interest on merger debentures                        4,904      4,735
        Valuation allowance                                (68,699)   (41,834)
                                                            ------     ------
                                                          $  1,318      1,359
                                                            ======     ======

      Deferred tax liabilities:
        Property, plant and equipment                     $  1,318      1,359
                                                            ======     ======


      The valuation allowance for deferred tax assets as of January 1, 1994 was $26,367,000. The net changes in the total valuation allowance for the years ended December 31, 1995 and 1994 were increases of $26,865,000 and $15,467,000, respectively.

      At December 31, 1995, the Company's net operating loss carryforwards of approximately $157,305,000 expire in various years through 2010.

      Net current deferred income tax benefits of $1,318,000 and $1,359,000 at December 31, 1995 and 1994, respectively, are included in other current assets in the accompanying consolidated balance sheets.

      The Internal Revenue Service ("IRS") has completed the audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries, including Consolidated Furniture (the "Consolidated Group"), for the years ended July 11, 1988 through December 31, 1991 and has delivered to Fairwood a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal income tax arising from the proposed adjustments is approximately $70 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability would, together with statutory interest and state income tax through the year ended December 31, 1995, and net of any applicable deduction for such interest and state income tax, total approximately $106 million. The principal issues addressed in the RAR are (i) the proposed disallowance of approximately $164 million of interest expense claimed by the Consolidated Group with respect to

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) Income Taxes (continued)

debt incurred in connection with the 1988 acquisition of Consolidated
Furniture by Fairwood under the theory that such debt should be recharacterized as equity for tax purposes, (ii) the proposed disallowance of approximately $19 million of investment banking, legal and other fees incurred by the Consolidated Group and deducted in the years in issue under the theory that such expenses are capital in nature and related theories, and (iii) the proposed disallowance of approximately $5 million of compensation expense deducted by the Consolidated Group under the theory that such expense constitutes non-deductible "golden parachute" payments. Fairwood believes that the proposed adjustments are in error and is vigorously contending this matter. Under available administrative procedures, Fairwood has protested the proposed adjustments and has had several conferences with IRS Appeals division and expects to have additional conferences with the IRS Appeals division. Depending upon the outcome of discussions of the issues with the IRS Appeals division, Fairwood may litigate one or more of the issues. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.


(5) Long-term Debt

      In conjunction with the Company's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, the Company issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1996. In April 1995, CSCL waived provisions of the Credit Agreement prohibiting sale by Consolidated Furniture of certain real property that had been operated as, and related equipment located on, a saw mill in Pontotoc, Mississippi. In November 1995, Consolidated Furniture entered into the Twelfth Amendment to the Credit Agreement which extended the maturity date to January 2, 1997 and waived compliance of various covenants through December 31, 1995. In January 1996, Consolidated Furniture entered into the Thirteenth Amendment to the Credit Agreement which increased the overadvance amount to $200,000,000 for the first fiscal quarter of 1996 and thereafter. In January 1996, Consolidated Furniture entered into the Fifth Amendment to the Increasing Rate Senior Subordinated Debentures due January 2, 1996, which extended the due date to January 2, 1997. Proceeds from the disposition of

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Long-term Debt (continued)

certain operating companies, including the sale of substantially all the assets and liabilities of Super Sagless and proceeds from the factoring of Stratford's trade accounts receivable were used to repay a portion of the debts due under the Credit Agreement with CSCL.

      The outstanding debt at December 31, 1995 and 1994 was as follows (in thousands):

                                                                  December 31,
                                                                      1995
                                                                    Interest
     Debt                                      1995       1994       Rates
     ----                                    --------   --------   ---------
Revolving credit, due 1997                  $ 171,369   165,870     10-1/4%
Senior subordinated
 debentures, due 1997                          80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures, due 2001                 105,853   105,853     15-1/2%
Merger debentures, due 2004                    62,928    62,928     16-7/8%
Other, due 1998                                   540       700        6%
                                              -------   -------

                                              420,690   415,351
Less current maturities                       168,951       160
                                              -------   -------
                                            $ 251,739   415,191
                                              =======   =======


      Substantially all of the Company's debt instruments restrict the payment of dividends and the Credit Agreement with CSCL, relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. The Company plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

      On April 1 and October 1, 1995, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $33.8 million on the Fairwood Debentures, which includes $20.5 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 1995. An involuntary Chapter 7 petition, under U.S. Bankruptcy law, was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. On consent of the parties, Fairwood's time to answer or otherwise move with respect to the petition has been extended to April 17, 1996. Fairwood intends to seek to have the petition dismissed. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding. (Note 13).

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)   Long-term Debt (continued)

      Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying Consolidated Balance Sheets as of December 31, 1995.

      The fair market value of the debentures and revolving credit debt cannot be reasonably estimated considering Fairwood's ongoing financial difficulties (Note 13).

      The aggregate maturities of long-term debt (including capitalized lease obligations) during the next five years and thereafter are as follows:
$168,951,000 in 1996; $251,549,000 in 1997; and $190,000 in 1998.


(6)   Redeemable Preferred Stock

      The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1995 and 1994, dividends payable were approximately $200,000 and $150,000, respectively.


(7)   Common Stock

      Holders of Class A common stock are entitled to convert their shares to an equal number of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of Class A common stock.


(8)  Employee Benefit Plans

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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)  Employee Benefit Plans (continued)

     Pension expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                               ------------------------------
                                                 1995       1994       1993
                                               --------   --------   ---------
  Current service cost                       $        -          -      1,506
  Interest cost                                     954        892        956
  Return on assets                               (  808)    (  829)    (  630)
  Amortization of prior service cost                  -          -         99
  Special curtailment charge due to
   cessation of benefit accruals as of
   May 31, 1993.                                      -          -        927
                                                  -----      -----      ------

                                             $      146         63      2,858
                                                  =====      =====      ======


      Information with respect to the retirement plans for 1995 and 1994 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, 1995 and 1994, respectively, and reconciles amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994, respectively (in thousands):

                                                            1995       1994
                                                          --------   --------
Actuarial present value of obligations:
  Vested                                                $   14,251    12,326
  Nonvested                                                    253       689
                                                            ------    ------
  Accumulated and projected benefit obligation              14,504    13,015
  Assets at fair value at December 31                       11,629     9,079
                                                            ------    ------
  Accumulated and projected benefit obligation
   in excess of assets                                       2,875     3,936
  Unrecognized net gain (loss)                             (   631)  ( 1,367)
                                                            ------    ------
  Accrued pension cost at December 31                        2,244     2,569
  Adjustment for minimum liability                             956     1,367
                                                            ------    ------
  Pension liability at December 31                         $ 3,200     3,936
                                                            ======    ======

Assumptions:
   Interest rates for obligations                             7.00%     7.25%
   Long-term rate of return                                   9.00%     9.00%
   Salary increase rate                                        N/A       N/A

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(8)   Employee Benefit Plans (continued)

      Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

      Barcalounger Retirement Plan

      This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1995 and 1994 and the period June 1, 1993 to December 31, 1993, company contributions were $133,000, $120,000 and $115,000, respectively.

      Barcalounger Savings Plan

      This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 1995 and 1994 and the period June 1, 1993 to December 31, 1993, company matching contributions were $38,000, $36,000 and $21,000, respectively.

      Stratford Retirement Plan

      This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1995 and 1994 and the period June 1, 1993 to December 31, 1993, company contributions were $648,000, $1,039,000 and $630,000, respectively.

      Prior to the sale of Super Sagless, $252,500 and $492,000 was incurred for the year ended December 31, 1994 and the period June 1, 1993 to December 31, 1993, respectively, under the Super Sagless Retirement-Savings Plan, which covered Super Sagless employees with at least one year of service. No future contributions to the Super Sagless Plan by the Company are required.

      The Company also sponsors an investment plan. The plan previously covered all employees but, subsequent to the adoption of the Barcalounger and Super Sagless plans, noted above, this plan covers all employees not covered by such plans. At the date of adoption of the Barcalounger and Super Sagless plans, Barcalounger and Super Sagless participants' account balances were transferred to the Barcalounger and Super Sagless plans. Company contributions to the Company's investment plan were $2,000 in 1995, $39,000 in 1994 and $50,000 in 1993.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements



(9)   Related party transactions

      In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement Stratford manufactures product for and supplies product on behalf of Simmons. The products are manufactured utilizing Stratford's equipment and various plant facilities. The term of the Agreement is for one year with automatic annual one-year renewals, unless terminated by either party.

      Under the terms of the agreement, in 1995, Stratford was paid from Simmons a standard predetermined labor and overhead rate for time and materials utilized for the benefit of Simmons. In 1996, Stratford will earn a percentage of the Simmons gross margin on products manufactured in addition to monthly services charges for new product development and selling activities performed by Stratford.

      As a result of this agreement, Stratford recognized approximately $2,400,000 of new revenues in 1995 from the manufacture and supply of product and was reimbursed by Simmons $243,000 for new product development and $100,000 for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying 1995 consolidated statement of operations. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying 1995 consolidated statement of operations. At December 31, 1995, approximately $1,293,000 was due from Simmons under this Agreement.



 (10) Rental Commitments

      The Company and its subsidiaries lease certain manufacturing and warehousing facilities (capitalized leases), equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)  Rental Commitments (continued)

      Future minimum lease payments at December 31, 1995, under all non-cancelable leases are as follows (in thousands):

        Period                                        Capital       Operating
        ------                                        -------       ---------
        1996                                            197            1,041
        1997                                            197              985
        1998                                            196              928
        1999                                              -              724
        2000                                              -              426
                                                      -----           ------

        Total minimum lease payments                    590            4,104
                                                                      ======

        Less amounts representing interest               50
                                                      -----

        Total capitalized lease
         obligations                                    540
        Less current maturities of
         capitalized lease obligations                  170
                                                      -----
        Capitalized lease obligations
         net of current maturities                  $   370
                                                      =====


      It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

      Rental expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                               -------------------------------
                                                 1995       1994       1993
                                               --------   --------   ---------
      Minimum Rentals
       (including cancel-
       able leases)                            $  1,946      4,314      4,276
      Contingent rentals
       (principally mileage
       charges)                                       -          -        362
      Sublease rentals                          (   203)   (   285)   (   425)
                                                 ------     ------     ------
                                               $  1,743      4,029      4,213
                                                 ======     ======     =======

(11)  Significant Customer

      The Company is engaged in only one segment of business, the manufacture of furniture. Sears Roebuck and Co. accounted for approximately nineteen percent, twenty percent and sixteen percent of the Company's sales in each of the years 1995, 1994 and 1993, respectively.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)  Contingencies

      Consolidated Furniture was served a complaint by third party plaintiffs against Consolidated Furniture and a former subsidiary. The original complaint in the case was filed by the Environmental Protection Agency to recover over $200 million from 12 defendants (not including Consolidated Furniture), for costs incurred in connection with the investigation and remediation of a Super Fund site. On August 28, 1995 Consolidated Furniture joined with 5 other Potentially Responsible Parties and made an offer of settlement to the EPA. Consolidated Furniture's share of the offer is approximately $1,900,000. The EPA has not rejected or accepted the offer.

      There were other contingent liabilities at December 31, 1995 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except the proposed adjustments delivered by the IRS, see note 4, and the involuntary bankruptcy petition filed by certain holders of the Fairwood Debentures, see note 5 and 13, is not material in relation to the consolidated financial position of the Company.


(13)  Liquidity

      Consolidated Furniture is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. As discussed in Note 5, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on April 1, 1995 an October 1, 1995 and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to secure their obligations under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1996.

      Throughout portions of 1995, 1994, and 1993, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. Consolidated Furniture funded these interest obligations through increased borrowings from CSCL under the Credit Agreement. However, during 1994 and 1995 the proceeds from the disposition of certain operating companies, including the sale of substantially all of the assets and liabilities of Super Sagless were used to repay a portion of the debt due under the Credit Agreement with CSCL. Additionally, during 1995 a substantial portion of the $15 million in proceeds from the factoring of Stratford's trade account receivables was used to repay debt of Consolidated Furniture due under the Credit Agreement with CSCL.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)  Liquidity (continued)

      Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving line of credit line to Consolidated Furniture under the Credit Agreement which has enabled Consolidated Furniture to meet its debt service obligations. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring monies to the Company with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. Management believes that cash flow from operations and funding from CSCL will be adequate for Consolidated Furniture's working capital requirements and any cash payments due on the debt of Consolidated Furniture through December 31, 1996.

      However, the Company's cash flow from operations will not be sufficient to permit the Company to make cash interest payments on Fairwood's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required during 1995, see note 5, and will probably fail to make any future cash interest payments the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

      An involuntary Chapter 7 petition, under U.S. Bankruptcy law, was filed on January 3, 1996, in the United States Bankruptcy Court for the Southern
District of New York against Fairwood Corporation by certain bondholders. On consent of the parties, Fairwood's time to answer or otherwise move with respect to the petition has been extended to April 17, 1996. Fairwood intends to seek to have the petition dismissed. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding. Management is assessing its alternatives and plans with respect its liquidity position based on the status of the bankruptcy proceedings and tax examination described in Note 4.

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

                             Director     Position and Principal Occupation or
       Name              Age   Since       Employment Held During Last 5 Years
       ----              --- --------     ------------------------------------
John B. Sganga            64   1992       Chief  Financial  Officer, Executive Vice  President,  Secretary  and Treasurer since
                                          March 1990.  Mr. Sganga is also, inter alia, Chief Financial Officer, Executive Vice
                                          President, Secretary and Treasurer of Consolidated Furniture and Vice President,
                                          Treasurer and Secretary of each of Consolidated Furniture's subsidiaries. From
                                          December 1988 to March 1990, Mr. Sganga served the Company and its subsidiaries in various officer positions.  Mr. Sganga is also a director of Consolidated Furniture.

M. Saleem Muqaddam        48   1992       Vice  President, CVCL, an  affiliate of the Company, since 1989.  Mr. Mugaddam is also vice president of CSCL, an affiliate of CVCL. Previously, Mr. Muqaddam spent 15 years with Citibank, N.A., an affiliate of the Company, in senior managerial positions.  Mr. Muqaddam is also a director of Consolidated Furniture, Chromcraft
                                          Revington, Inc., Pamida Holdings, Inc., Plantronics, Inc., Furnishings International
                                          Inc. and Simmons Upholstered Furniture Corporation.

      Fairwood's senior executive officer holds the title of Chief Financial Officer, Executive Vice President, Secretary and Treasurer. No executive officer holds the title of President or Chief Executive Officer, but the functions customarily performed by the person holding such titles are performed by Fairwood's Chief Financial Officer, Executive Vice President, Secretary and Treasurer. There are no arrangements or understandings between any director and any other person naming such person pursuant to which such director was selected as a director.

      The following were subsidiary presidents and may be deemed to be executive officers of the Company as of December 31, 1995:


                                                            Date Assumed
       Name              Age           Position               Position
       ----              ---           --------               --------
Stephen R. Lake           49     President                   February 1995
                                 Stratford Division of
                                 Furniture Comfort
                                 Corporation.

Wayne T. Stephens         45     President and Chief         October 1992
                                 Executive Officer
                                 Barcalounger Division of
                                 Furniture Comfort
                                 Corporation

     There are no family relationships among any of the Company's directors or officers.

     The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

     Effective February 1, 1995 Mr. Lake was appointed to the position of President of Stratford, a Division of Furniture Comfort Corporation. From August 1994 to February 1995 he was the Chief Operating Officer of Stratford. From September 1991 to July 1994 he was the President and Chief Executive Officer of Super Sagless Corporation. From 1989 to February 1991 he was Vice President and General Manager of Clark Components N.A.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

    Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table


Name and                       Annual Compensation
Principal                      -------------------       All Other
Position             Year      Salary        Bonus       Compensation
- ---------            ----      ------        -----       ------------
John B. Sganga       1995     $150,000    $   25,000     $  9,803 (1)
Executive VP         1994      150,000            -         7,766 (1)
 and CFO             1993      190,729            -         1,907 (1)

Stephen R. Lake      1995      250,000       100,000          552 (4)
President            1994      213,686 (2) 1,147,721 (3)   51,849 (4)
Stratford            1993      170,000       172,975       15,809 (4)

Wayne T. Stephens    1995      160,000        76,800        2,788 (5)
President & CEO      1994      160,000            -         2,150 (5)
Barcalounger         1993      300,000 (6)        -            -

 (1) 1995 amount represents company contributions to the investment plan of $1,500 and $8,303 for the value of the use of a company vehicle. 1994 amount represents company contributions to the investment plan of $1,500 and $6,266 for the value of the use of a company vehicle. 1993 amount represents company contributions to the Investment Plan.

 (2) 1994 includes Super Sagless base salary of $107,917.

 (3) 1994 amount includes Super Sagless of $1,047,721.

 (4) 1995 amount represents the value for the use of a company car. 1994 amount represents distribution from Super Sagless Retirement Plan of $51,849. 1993 includes $12,916 distribution under the Executive Retirement Plan, $1,518 company contribution to the Super Sagless Retirement-Savings Plan, and $1,375 company contribution to Investment Plan. 1992 amount represents the company contribution to the Investment Plan.

 (5) 1995 amounts represent company contributions to the investment plan of $1,776 and $1,012 for the value of the use of a company vehicle. 1994 amounts represent company contributions to the investment plan of $800 and $1,350 for the value of the use of a company vehicle.

 (6) 1993 amounts represent $200,000 paid to Mr. Stephens as a consultant and $100,000 paid to The Finley Group for services it rendered through Mr. Stephens. 1992 amounts represent $55,682 paid to The Finley Group for services it rendered through Mr. Stephens.

Employment Agreements

      Consolidated Furniture entered into an employment agreement with Mr. Sganga, who is named in the summary compensation table, effective December 15, 1993, which provided for an annual salary, plus such bonuses as may be awarded in the discretion of the Board of Directors. This agreement ended on December 31, 1995, and Mr. Sganga continues to be employed under similar terms.

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

Retirement Plan

      Messrs. Sganga, Lake and Stephens, who are named in the summary Compensation Table, are not participants in the Salaried and Sales employees Retirement Plan of Consolidated Furniture, which ceased further benefit accruals as of May 31, 1993.

Salaried Investment Plan

      Officers of Consolidated Furniture are eligible to participate in its Tax-qualified Investment Plan for Salaried and Sales Employees. Directors who are not officers are not eligible. Consolidated Furniture may, but is not obligated to, contribute up to 100% of any savings of a participant not exceeding 4% of salary.

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

      During 1995 and 1994, such contributions for Mr. Sganga were $1,500. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings Plan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 8, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The company contribution for Mr. Lake in the Super Sagless Retirement-Savings Plan was $1,518. The company contribution for Mr. Stephens was $1,776 in 1995.

Incentive Plan

      Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which for 1994 were based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1995 Plan Year were $399,372, including awards of $76,800 for Mr. Stephens and $100,000 for Mr. Lake. Total awards made for the 1994 Plan Year were $519,000, including awards of $267,721 for Mr. Lake.

      During 1994, Mr. Lake also received a $780,000 bonus associated with the sale of substantially all of the assets and liabilities of Super Sagless and a guaranteed bonus of $100,000 from Stratford.

Directors' Compensation

      As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1995.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders

   The Company's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1996, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares. To the Company's knowledge, no director or executive officer holds any warrants and no person owns of record or beneficially 5% or more of the outstanding warrants.

                                                 Percentage of
                              Number of       Outstanding Shares   Percentage
Name and Address         Shares of Company's      of Company's         of
of Beneficial Owner         Common Stock         Common Stock     Voting Power
- -------------------      -------------------  ------------------  ------------
Citicorp Venture Capital      1,000,100             99.98%            60%
  Ltd. *
  399 Park Avenue
  New York, NY  10043
Thomas F. Creamer                   100              0.01%            20%
Anthony C. Howkins                  100              0.01%            20%
John B. Sganga                        -              0.00%             0%
                              =========             ======            ===
M. Saleem Muqaddam**          1,000,100             99.98%            60%
                              =========             ======            ===

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

** Mr. Muqaddam disclaims beneficial ownership of these shares owned of record by CVCL which are attributed to him by reason of his status as an officer of CVCL.
                                     - 42 -

Ownership by Directors and Officers

    As of February 28, 1996, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1995 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1995 and at February 28, 1996, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $357.2 million. See Note 5, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1995 the Company borrowed approximately $32.5 million from CSCL and made payments to CSCL of approximately $27.1 million. During 1996 it is anticipated that approximately $34.6 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $20.5 million, will not be paid.

      399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly known as Simmons Holding Corporation)("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam is a vice president of CVCL and a director of Furnishings, Simmons and the Company. Stephen R. Lake is the President of Stratford and a director of Furnishings and Simmons. Stratford and Simmons are parties to a Manufacturing Agreement dated as of November 29, 1995 (the "Agreement"). Under this Agreement, Stratford has agreed to manufacture product for and supply product on behalf of Simmons for a term of one year, subject to automatic annual renewals, unless terminated by either party. (See Note 9 to the Company's Consolidated Financial Statements set forth in Item 10).

      VPI owns approximately 49% of Chromcraft Revington, Inc. Mr Muqaddam is a director of Chromcraft Revington, Inc.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

Page

         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report................................... 17-18
         Consolidated Balance Sheets at December 31, 1995 and 1994......    19
         Consolidated Statements of Operations for the Years ended
           December 31, 1995, 1994 and 1993 ............................    20
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1995, 1994 and 1993 ........    21
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 1995, 1994 and 1993 .............................    22
         Notes to Consolidated Financial Statements .................... 23-36





     2.  Financial Statement Schedule

         For the three years ended December 31, 1995:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves...................................   49



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

         (4.24) Waiver, dated as of October 31, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.25) Letter Agreement, dated as of October 31, 1991, between the Company and Manufacturers Hanover, as Warrant Agent and letter from Pittsburgh National Bank, dated October 28, 1991, related thereto, (incorporated by reference to Exhibit
                 4.25 of the 1991 Form 10-K).
         (4.26) Waiver and Fifth Amendment, dated as of March 27, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).
         (4.27) Third Amendment, dated as of March 27, 1992, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.27 of the 1991 Form 10-K).
         (4.28) Endorsement No. 2, dated as of March 27, 1992, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.28 of the 1991 Form 10-K).
         (4.29) Sixth Amendment, dated as of April 23, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's second quarter report on Form 10-Q for the quarter ended June 27, 1992 (the "1992 Second Quarter 10-Q")).
         (4.30) Seventh Amendment, dated as of April 23, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.2 of the 1992 Second Quarter 10-Q).
         (4.31) Eighth Amendment, dated as of September 26, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 26,1992 (the "1992 Third Quarter 10-Q")).
         (4.32) Waiver and Ninth Amendment, dated as of February 4, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.32 of the 1992 Form 10-K).
         (4.33) Tenth Amendment, dated as of March 22, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.33 of the 1992 Form 10-K).
         (4.34) Recision of Waiver, dated as of April 30, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's first quarter report on Form 10-Q for the quarter ended April 3, 1993 (the "1993 First Quarter 10-Q")).
         (4.35) Eleventh Amendment, dated as of March 25, 1994, to Credit Agreement, (incorporated by reference to Exhibit 4.35 of the 1993 Form 10-K).
         (4.36) Fourth Amendment, dated as of January 3, 1994, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.36 of the 1993 Form 10-K).
         (4.37) Factoring Agreement, dated as of July 25, 1995, between Capital Factors, Inc. and Stratford Company, a division of Furniture Comfort Corporation.
         (4.38) Debt Subordination Agreement, dated as of July, 1995, between Capital Factors, Inc. and Consolidated Furniture Corporation, formerly Mohasco Corporation.

         (4.39) Lien Subordination Agreement, dated as of July 25, 1995, between Capital Factors, Inc. and Court Square Capital Limited.
         (4.40) Twelfth Amendment, dated as of November 30, 1995, to Credit Agreement.
         (10.1) Employment Agreement, between Mohasco and Robert W. Hatch, dated September 21, 1989, (incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K).
         (10.2) Supplemental Executive Retirement Agreement, between Mohasco and Robert W. Hatch, dated September 27, 1990, (incorporated by reference to Exhibit 10.2 of the 1990 Form 10-K).
         (10.3)  Mohasco Executive Retirement Plan, (incorporated by reference to Exhibit 10.5 of the 1990 Form 10-K).
         (10.4)  Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.6 of the 1990 Form 10-K).
         (10.5)  Amendment, dated December 31, 1991, to the Mohasco Executive
                 Retirement Plan, (incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K).
         (10.6) Merger Agreement dated March 10, 1992 among Chromcraft Revington, Inc., Chromcraft Merger Subsidiary, Inc., Mohasco Corporation, Chromcraft Corporation and the Company, (incorporated by reference to Exhibit 10.1 of the March 17, 1992 Form 8-K).
         (10.7) Merger Agreement dated March 10, 1992 among Chromcraft Revington, Inc., PR Merger Subsidiary, Inc., Mohasco Corporation, Peters-Revington Corporation and the Company, (incorporated by reference to Exhibit 10.2 of the March 17, 1992 Form 8-K).
         (10.8) Employment Agreement, between Mohasco and John B. Sganga, dated December 15, 1993, (incorporated by reference to Exhibit 10.8 of the 1993 Form 10-K).
         (10.9) Agreement for Purchase and Sale of Assets among Super Sagless Corporation, Mohasco Corporation, Leggett & Platt Furniture Hardware Company and Leggett & Platt, Incorporated, dated July 14, 1994, (incorporated by reference to Exhibit 2.1 of the 1994 Second Quarter 10-Q).
         (10.10) Employment Agreement, between Furniture Comfort Corporation and Stephen R. Lake, dated June 16, 1994 (incorporated by reference to Exhibit 10.10 of the 1994 Form 10-K).
         (22.1)  List of Subsidiaries of the Registrant.


    The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.



(b)      Reports on Form 8-K

         No reports were filed on Form 8-K for the twelve months ended December 31, 1995.

                                                                   Schedule II
                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1995, 1994 and 1993
                                 (In Thousands)


                             Balance at   Additions    Deductions    Balance
                             beginning    charged to      from       at close
       Description           of period    earnings     reserves      of period
       -----------           ----------   ----------   ----------    ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          1995
          ----

Allowance for discounts      $    324        1,251        1,329          246
Allowance for doubtful
 accounts                       2,432          781        1,602        1,611
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  2,756        2,032        2,931        1,857
                               ======       ======       ======       ======




          1994
          ----

Allowance for discounts      $    259        1,420        1,355          324
Allowance for doubtful
 accounts                       2,753          934        1,255        2,432
Allowance for estimated
 loss on claims                 1,050            -        1,050            -
                               ------       ------       ------        -----
                             $  4,062        2,354        3,660        2,756
                               ======       ======       ======       ======


          1993
          ----

Allowance for discounts      $    185        1,705        1,631          259
Allowance for doubtful
 accounts                       2,454        1,433        1,134        2,753
Allowance for estimated
 loss on claims                   518        1,192          660        1,050
                               ------       ------       ------       ------
                             $  3,157        4,330        3,425        4,062
                               ======       ======       ======       ======

                                   SIGNATURES




    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        --------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 26, 1996
                                        --------------





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



                                                 Title
                                                 -----



/s/ John B. Sganga
- ---------------------------                      Director and Chief
John B. Sganga                                   Financial Officer,
                                                 Executive Vice President,
                                                 Secretary and Treasurer
                                                 (principal executive,
                                                 financial and accounting
                                                 officer)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----




/s/ M. Saleem Muqaddam                           Director
- --------------------------------
M. Saleem Muqaddam