Form 10-Q/A
period 1995-04-01
FAIRWOOD CORP
filed 1996-04-26
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 1, 1995
                --------------------------------------------

                                     OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ---------

                       Commission file number 0-18446

                            Fairwood Corporation
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
                 --------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                       Identification No.)


One Commerce Center
1201 N. Orange St., Suite 790, Wilmington, DE             19801
- ---------------------------------------------             -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



                                                       Outstanding at
          Class                                        April 1, 1995
          -----                                       ----------------
Class A Voting, $.01 Par Value                                    500
- ------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
- ----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               April  1,      December 31,
                           Assets                                 1995            1994
                           ------                            -------------    ------------
                                                              (Unaudited)      (Audited)
Current Assets:

  Cash and cash equivalents                                   $    3,674          4,615
                                                                --------       --------


  Accounts and notes receivable:
    Trade                                                         37,703         38,034
    Escrows from sale of subsidiary                                  750         15,750
    Other                                                          1,761          1,812
                                                                --------       --------
                                                                  40,214         55,596
    Less allowance for discounts and doubtful accounts             2,922          2,756
                                                                --------       --------
                                                                  37,292         52,840
                                                                --------       --------


  Inventories                                                     21,559         18,813

  Prepaid expenses and other current assets                        2,988          2,499
                                                                --------       --------


               Total current assets                               65,513         78,767
                                                                --------       --------



Property, plant and equipment, at cost                            21,076         20,013
  Less accumulated depreciation and amortization                   6,348          5,948
                                                                --------       --------

                                                                  14,728         14,065
                                                                --------       --------



Other assets                                                       2,587          2,732
                                                                --------       --------





                                                              $   82,828         95,564
                                                                ========       ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               April 1,      December 31,
                 Liabilities and Deficit                         1995            1994
                 -----------------------                    -------------   ------------
                                                             (Unaudited)     (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                             163,052              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853              -
    Merger debentures                                             62,928              -
    Other                                                            160            160
  Accounts payable                                                10,784          8,621
  Accrued expenses                                                25,784         20,740
  Federal and state income taxes                                   5,708          5,725
                                                                --------       --------

               Total current liabilities                         454,269         35,246
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        165,870
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -        105,853
  Merger debentures                                                    -         62,928
  Other                                                              540            540
                                                                --------       --------

                                                                     540        415,191
                                                                --------       --------

Deferred income taxes                                              1,359          1,359
Other liabilities                                                  4,033          4,346
                                                                --------       --------

                                                                   5,392          5,705
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (   1,367)     (   1,367)
  Retained deficit                                             ( 432,054)     ( 415,259)
                                                                --------       --------

                                                               ( 377,473)     ( 360,678)
                                                                --------       --------


                                                              $   82,828         95,564
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
                                                                  =======        =======





See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                   Three Months Ended
                                                                 -----------------------

                                                                  April 1,      April 2,
                                                                    1995          1994
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 16,784)     ( 12,992)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    508         1,018
      Gain on disposal of property, plant and equipment           (      6)            -
      Current period interest converted to pay-in-kind
        debentures                                                       -         5,790
      Changes in assets and liabilities:
        Accounts receivable                                            548           801
        Inventories                                               (  2,746)          110
        Prepaid expenses and other current assets                 (    489)     (    318)
        Accounts payable                                             2,163      (    503)
        Accrued expenses                                             5,044      (  1,966)
        Federal and state income taxes                            (     17)     (     24)
        Other, net                                                (    168)          461
                                                                   -------       -------
Cash provided (used) - operating activities                       ( 11,947)     (  7,623)
                                                                   -------       -------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                        15,000
  Dispostion of property, plant and equipment                            6             -
  Capital expenditures                                            (  1,171)     (    779)
                                                                   -------       -------
Cash used - investing activities                                    13,835      (    779)
                                                                   -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                                      11,182        13,710
  Repayment of long-term debt                                     ( 14,000)     (  2,500)
  Dividends                                                       (     11)     (      9)
                                                                   -------       -------
Cash provided (used) - financing activities                       (  2,829)       11,201
                                                                   -------       -------
Increase (decrease) in cash and cash equivalents                  (    941)        2,799
Cash and cash equivalents:
  Beginning of period                                                4,615         3,968
                                                                   -------       -------
  End of period                                                  $   3,674         6,767
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

Item 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


At April 1, 1995, the Company had short- and long-term debt of approximately $412.5 million of which approximately $412.0 million was current. Short- and long-term debt was approximately $415.4 million at December 31, 1994, of which $348.9 million is owed to Court Square Capital Limited ("CSCL"), an affiliate. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). The Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.


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


Consolidated Furniture, the Company's subsidiary, is expected to service its interest payment obligations from its cash flow from operations and available credit facilities. Throughout 1994 and the first three months of 1995, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first quarter of 1995 were approximately $11.7 million. Repayments to CSCL during the quarter were $14 million, which were a portion of the released escrowed proceeds received during the quarter from the sale of the assets of Super Sagless Corporation ("Super Sagless"), that took place in July 1994. The Company is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to the Company with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1995.



Consolidated furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1996 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of April 1, 1995. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1996. However, there can be no assurance that the Company will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.



There can be no assurance that Fairwood will be able to continue as a going concern. The discussions between counsel for Fairwood and counsel for certain holders of the merger debentures are at too preliminary a stage for the likely results to be known. Consolidated Furniture, however expects to negotiate an extension of the maturity date of the Credit Agreement and senior subordinated debentures, or refinance such indebtedness prior to its maturity. There can be no assurance, however, that Consolidated Furniture will be able to complete such an extension or refinancing or that the terms of such extension or refinancing will not be on terms less favorable to Consolidated Furniture than those currently in place.



For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1994 included in Fairwood's Form 10-K, and footnote 5 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended April 1, 1995 Versus Three Months Ended April 2, 1994

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1995 in comparison to the same period in 1994.


Consolidated net sales were approximately $55.4 million in the first quarter of 1995, a decrease of 18.7% from last year's first quarter consolidated net sales of approximately $68.2 million, due primarily to the sale of substantially all of the assets and liabilities of Super Sagless Corporation in July 1994. Excluding Super Sagless, net sales for the first quarter of 1995 were approximately $55.4 million compared to approximately $56.1 for the first quarter of 1994, a decrease of 1.1%.



First quarter 1995 net sales (including intercompany sales) by the Stratford Company decreased 1.9% to approximately $45.3 million as compared to $46.2 million for the comparable period in 1994. Total volume decreased 6.4% during the first quarter of 1995 as compared to 1994, primarily as a result of lower sales to smaller retail customers. Sales to the smaller retail customers have historically generated less favorable gross margins than sales to the larger, national customers. Sales to the larger, national retail customers increased 8.9%. Average selling prices increased between 3% and 7%, depending on the type of product and customer.



First quarter 1995 net sales by Barcalounger increased 9.0% to approximately $10.8 million as compared to $9.9 million in 1994. This increase in sales reflects an increase of 15.1% in the number of pieces sold in the first quarter of 1995 versus 1994, and a 2.6% increase in average selling prices.



Consolidated cost of sales decreased 14.9% in the first quarter of 1995 to $49.8 million, or 89.8% of net sales, as compared to $58.5 million, or 85.7% of net sales in 1994. Excluding Super Sagless, cost of sales were approximately $49.8 million and $48.5 million for the first quarters of 1995 and 1994, respectively, or 89.8% and 86.5% of net sales, respectively. Stratford Company cost of sales increased to 92.0% of net sales in the first quarter of 1995, as compared to 87.6% in the first quarter of 1994. The Stratford Company has upgraded certain content of its products and experienced certain raw material price increases since the first quarter of 1994 which have been the primary contributors to the increase in the cost of sales as percentage of net sales. Barcalounger cost of sales remained flat at 81.1% and 81.5% of net sales for the first quarters of 1995 and 1994, respectively.



Consolidated selling, administrative and general expenses for the first quarters of 1995 and 1994 were approximately $7.8 million and $9.8 million,
respectively, representing a decrease of 19.9%.   Excluding  Super  Sagless,
selling, administration and general expenses were approximately $7.8 million in 1995 as compared to $8.2 million in 1994, a decrease of 4.0%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volumes on smaller retail customers which generally have a higher commission rate, and elimination of certain overhead costs, most notably the downsizing of substantially all of the Company's corporate functions and facilities.

Other expense, net, was consistent at approximately $.3 million and $.5 million for the first quarters of 1995 and 1994, respectively.


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




                                        FAIRWOOD CORPORATION
                                        (Registrant)



                                        /s/ John B. Sganga
                                        ----------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer





Date:  February 21, 1995