Form 10-K405/A
period 1995-12-31
FAIRWOOD CORP
filed 1996-04-26
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                     December 31, 1994
                          ---------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                        to
                               ---------------------    ---------------------

Commission file number                         0-18446
                      -------------------------------------------------------

                             Fairwood Corporation
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
- ------------------------------------------         --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
- ------------------------------------------         --------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
                                                   --------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          -------------------------
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

     On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received in cash upon closing and $15 million was received six months after closing. The remaining $.75 million was placed in escrow for a period of one year to secure certain of Super Sagless's post-closing obligations and representations. After considering the estimated costs of disposition, Super Sagless has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to repay long-term debt owed to CSCL under the Credit Agreement.

     Through its subsidiaries, Fairwood manufactures upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and sleepers.


Operations

     Fairwood, through its subsidiary, Consolidated Furniture, and Furniture Comfort Corporation ("Furniture Comfort"), formerly named Mohasco Upholstered Furniture Corporation, Consolidated Furniture's primary operating subsidiary, serves selected segments of the highly diversified $19+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Furniture Comfort's current operations engage in the manufacture and sales of a diversified line of
upholstered furniture under several brand names.    While most of its pro-
ducts are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

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


     Stratford and Barcalounger operate in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants at mid price points have eroded the companies' market share. In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in order to maintain market share. Despite the inroads of these competitors over the past five years, Stratford and Barcalounger remain positioned among the largest manufacturers of upholstered stationary and motion furniture in the United States. For the years ended December 31, 1994, 1993, and 1992, net sales by Stratford were $176.6 million, $178.2 million and $154.7 million, respectively.



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


     Barcalounger targets a selected market for its high-end recliner chair and living room motion furniture. Barcalounger sells mainly to furniture stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products. The value and fine quality of its furniture is apparent as hardwood frames are emphasized and only the finest leather and fabric coverings are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the higher priced segment of the motion furniture industry. For the years ended December 31, 1994, 1993 and 1992, net sales by Barcalounger were $36.5 million, $35.4 million and $31.9 million, respectively.


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


     As of December 31, 1994, Furniture Comfort's divisions have furniture facilities as follows:





     Location                     Use                            Square Footage
     --------                     ---                            --------------
Stratford
- ---------
Leased
- ------
     New Albany, MS          Manufacturing plant                      1,060,786
     Okolona, MS             Manufacturing plant                        613,233
     Eupora, MS              Manufacturing plant                        314,693
     Ontario, CA             Manufacturing plant                        185,000
     Guntown, MS             Warehouse                                  216,000
     High Point, NC          Showroom                                    27,386
     San Francisco, CA       Showroom                                    10,390
                                                                      ---------

                                                                      2,427,488
                                                                      ---------

Owned
- -----
     Pontotoc, MS            Manufacturing plant                         10,000
     New Albany, MS          Manufacturing plant                         32,463
                                                                      ---------

                                                                         42,463
                                                                      ---------

Barcalounger
- ------------
Leased
- ------
     Rocky Mount, NC         Manufacturing plant                        364,000
     High Point, NC          Showroom                                     5,725
     San Francisco, CA       Showroom                                     2,945
                                                                      ---------

                                                                        372,670
                                                                      ---------

                                                                      2,842,621
                                                                      ---------


     Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of CSCL granted in connection with the Credit Agreement (See Note 4 to the Company's Consolidated Financial Statements set forth in item 8).


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



                                   PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     Fairwood's common stock is privately held. At December 31, 1994 and 1993, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1994 and 1993. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to the Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer monies to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.


     Common stock purchase warrants issued by Fairwood in connection with the 1989 Fairwood merger are held by the public. The common stock purchase warrants became exercisable in September 1994. See Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8. The warrant exercise price is $1 per share (subject to adjustment). In October 1994, Fairwood notified the holders of the warrants that the warrants may be exercised at any time before the close of business on September 21, 1995. Fairwood's notice also stated that the fair value of the shares appeared to be significantly less than the exercise price of the warrants and that therefore a registration statement had not been filed with the Securities and Exchange Commission covering the issuance of the shares upon exercise of the warrants. Fairwood noted that in the event that holders of the warrants do exercise them, issuance of the shares may be delayed pending the filing of a registration statement covering the issuance and its effectiveness under the Securities Act of 1933, as amended. There is no established public trading market for the Fairwood warrants. Information concerning historical trading prices for the Fairwood warrants is not published by nationally recognized independent sources. As of December 31, 1994, there were 1036 record holders of the Fairwood warrants.

ITEM 6.  SELECTED FINANCIAL DATA



                    FAIRWOOD CORPORATION AND SUBSIDIARIES

               Five Year Summary of Consolidated Financial Data
                         (Dollar Amounts in Millions)


                                            Years ended December 31,
                                  --------------------------------------------

                                  1994      1993      1992      1991      1990
                                  ----      ----      ----      ----      ----
Net sales                     $  244.9     261.5     267.0     341.4     335.2

Loss from continuing
     operations                 ( 39.4)   ( 46.9)   (159.1)   ( 49.9)   ( 37.5)

Loss from discontinued
     operations                      -         -         -         -    ( 28.5)

Loss before extraordinary
     items                      ( 39.4)   ( 46.9)   (159.1)   ( 49.9)   ( 66.0)

Extraordinary items                  -         -       1.9         -         -

Net loss                        ( 39.4)   ( 46.9)   (157.2)   ( 49.9)   ( 66.0)

Total assets                      95.6     113.6     105.1     277.8     291.4

Long-term debt, including
     current maturities          415.4     386.0     330.8     370.8     330.4

Redeemable preferred stock          .1        .1        .1        .1        .1

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

     The provision for income taxes associated with the 1990 prepayment of promissory notes by the acquirer of Consolidated Furniture's former rental operations are reflected as discontinued operations.

     For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 3 and 11 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES


1994 vs 1993 Results of Operations


     Consolidated net sales of approximately $244.9 million for 1994 decreased 6.3% from 1993 net sales of approximately $261.4 million, due to the disposition of Super Sagless in July 1994. Excluding Super Sagless, net sales for 1994 were flat at approximately $213.1 million as compared to approximately $213.6 million for 1993.



     Net sales (including intercompany sales) for 1994 by the Stratford Company decreased 0.9% to approximately $176.6 million as compared to $178.2 million for 1993. Total volume was flat in 1994, while average selling prices increased by approximately 1%. Sales in 1994 to Stratford's larger, national retail customers increased 19.7%, while sales to smaller retail customers decreased 13.3%. Stratford is concentrating on sales to these national retailers which will result in a greater volume of similar products and styles, reducing Stratford's design and production costs. The increased volume during 1994 for the products is reflective of Stratford's strategy to increase its mix towards the national retailers.



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



     Consolidated cost of sales decreased 2.1% in 1994 to approximately $216.8 million, or 88.6% of net sales as compared to $221.5 million, or 87.6% of net sales, in 1993. Excluding Super Sagless, cost of sales were approximately $191.1 million and $182.7 million for 1994 and 1993, respectively, or 89.7% and 85.6% of net sales, respectively.



     Stratford Company cost of sales increased to 91.3% of net sales in 1994, as compared to 86.1% in 1993. Barcalounger cost of sales decreased to 81.4% of net sales in 1994 from 82.7% of net sales in 1993. The Stratford Company's cost of sales as a percentage of net sales increased as a result of increased raw materials costs due to design changes which resulted in an upgraded product content; however, the implementation of most price increases for Stratford's product lines in 1994 were delayed. Barcalounger cost of sales as a percentage of net sales continued to decrease in 1994 due to the continued impact of the cost reduction and quality improvement programs implemented during 1993.

     Consolidated selling, administrative and general expenses decreased 4.6% to approximately $36.2 million in 1994 from approximately $38.0 million in 1993. Excluding Super Sagless, selling, administrative and general expenses were approximately $30.0 million and $31.4 million for 1994 and 1993, respectively, a decrease of approximately 4.5%, primarily due to the continued organization-wide downsizing, where appropriate, and the decentralization and transfer of corporate functions to the operating companies.



     Other income (expenses), net, increased approximately $6.2 million, or 143.3% to approximately $1.9 million in 1994 from approximately $(4.3) million in 1993. During 1994, the Company recognized a gain of approximately $1.4 million on the sale of its Clinton, NC plant. The other expenses, net, in 1993 reflects certain losses on the sales of property and costs incurred associated with divested operations.



     A gain of approximately $20.8 million was recognized in 1994 as a result of the sale of substantially all of the assets of Super Sagless.


1993 vs 1992 Results of Operations


     Consolidated net sales of approximately $261.4 million for 1993 decreased 2.1% from 1992 net sales of approximately $267.0 million, due to the disposition of Chromcraft and Peters-Revington in April 1992. Excluding Chromcraft and Peters-Revington in the 1992 results, net sales for 1993 were approximately $261.4 million compared to approximately $231.5 million for 1992, representing an increase of approximately 13%.



     Net sales (including intercompany sales) for 1993 by the Stratford Company increased 11.3% to approximately $178.2 million as compared to $154.7 million for 1992. Total volume increased 2.9%, while average selling prices increased 8.2%. These increases were reflective of a strengthening economy and the increase in new home building. Sales in 1993 to Stratford's larger, national retail customers increased 27.6%, while sales to smaller retail customers increased 1.4%. Net sales for 1993 by Barcalounger increased 11.1% to approximately $35.4 million as compared to $31.9 million for 1992. This increase in sales reflects an increase of 6.1% in the number of pieces sold in 1993 versus 1992, and a 4.8% increase in average selling prices. During 1992, the entire furniture industry suffered from weak economic conditions, as evidenced by very low consumer confidence and weak housing sales, both of which are factors which directly reduce retail furniture sales and create consumer resistance to price increases. During 1993, these conditions improved and retail furniture sales increased dramatically, which led to opportunities for Stratford and Barcalounger to increase prices.



     Net sales for 1993 by Super Sagless (including intercompany sales) increased 13.3% to approximately $67.9 million as compared to $59.9 million in 1992. The improved economic conditions also positively impacted Super Sagless' sales during 1993 due to the increase in sales of motion furniture. During 1993, Super Sagless also successfully re-engineered many of their products to reduce product cost and weight, which resulted in increased market share.

     Consolidated cost of sales decreased 5.3% in 1993 to approximately $221.5 million, or 84.7% of net sales, as compared to $233.8 million, or 87.6% of net sales, in 1992. Excluding Chromcraft and Peters-Revington in the 1992 results, cost of sales were approximately $221.5 million and $206.9 million for 1993 and 1992, respectively, or 84.7% and 89.4% of net sales, respectively.



     Stratford Company cost of sales decreased to 86.1% of net sales in 1993, as compared to 89.5% in 1992. Barcalounger cost of sales decreased to 82.7% of net sales in 1993 from 85.6% of net sales in 1992. Super Sagless cost of sales decreased to 86.6% of net sales in 1993 as compared to 88.3% of net sales in 1992. The Operating Divisions implemented cost reduction and quality improvement programs at all of their plant locations which, when coupled with the higher production volume in 1993, resulted in favorable manufacturing cost absorption and lower costs on a per product basis. The programs implemented by the operating companies included work flow streamlining, the utilization of cellular production techniques, and the establishment of focused factory systems and benchmarking methods, all designed to lower and control product and factory overhead costs.



     Consolidated selling, administrative and general expenses decreased 26.5% to approximately $38.0 million in 1993 from approximately $51.7 million in 1992, in part due to the disposition of Chromcraft and Peters-Revington. Excluding Chromcraft and Peters-Revington, selling, administrative and general expenses were approximately $38.0 million and $46.5 million in 1993 and 1992, respectively, a decrease of approximately 18.2%. This decrease was primarily due to the reduction of personnel associated with the consolidation of certain administrative functions, which resulted in the elimination of many corporate functions and better utilization of resources.



     Other expenses, net, decreased approximately $2.4 million, or 36.0% to approximately $4.3 million in 1993 from approximately $6.7 million in 1992, primarily due to recording in 1992 anticipated losses in connection with the sale, completed in March 1993, of the Company's Fairfax, Virginia corporate office building, partially offset by losses on sales of property and certain costs associated with divested operations recognized in 1993. Many of the corporate functions were transferred to the operating companies beginning in 1992 and continuing into 1993.



     A restructuring charge of approximately $85.9 million in 1992 was due to the write-off of the excess of purchase cost over fair value of assets acquired in the 1988 purchase of Consolidated Furniture due to the unrecoverability of these costs. Fairwood determined that the write-up in assets resulting from the 1988 purchase was unrecoverable due to the continuing significant losses of the operating companies, and a lower of cost or market analysis of Fairwood's assets.

Provision for Income Taxes

     A cumulative effect of change in accounting principle of $2.1 million was recorded in 1993, which is described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. Due to the taxable income generated as a result of the disposition of Chromcraft and Peters-Revington, Fairwood provided for taxes of approximately $4.5 million in 1992, which were partially offset by the utilization of a net operating loss carry-forward of approximately $1.9 million, shown as an extraordinary item on the Consolidated Statements of Operations, yielding a net provision of approximately $2.6 million. Please refer to Note 3, Income Taxes, in the Notes to Company's Consolidated Financial Statements.


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



     In conjunction with Fairwood's acquistion by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through March 1994. During 1994, Consolidated Furniture entered into the Eleventh Amendment to the Credit Agreement which, among other things, increased the maximum amount that could be outstanding under the revolving credit facility from $167.0 million to $200.0 million, established a sub-line limitation on revolving credit loan advances to be used by Consolidated Furniture in its Stratford division, and revised in a manner favorable to Consolidated Furniture the financial covenants related to current ratio, consolidated net worth, working capital and total debt. CSCL also waived compliance by Consolidated Furniture with the consolidated net worth covenant of the Credit Agreement for the months of April through June, 1994. In April, 1995, CSCL waived provisions of the Credit Agreement prohibiting sale by Consolidated Furniture of certain real property that had been operated as, and related equipment located on, a saw mill in Pontotoc, Mississippi.

     Throughout 1994, 1993 and 1992, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Borrowings from CSCL during the years ended December 31, 1994, 1993 and 1992 were approximately $31.2 million, $48.2 million and $36.0 million, respectively. However, during 1992 and 1994 the proceeds to Consolidated Furniture from the disposition of Chromcraft and Peters-Revington and the sale of substantially all of the assets of Super Sagless of approximately $83 million and $24.25 million were used to repay debt of Consolidated Furniture and its subsidiaries. All outstanding debt at December 31, 1994 and 1993, excluding the $62.9 million of outstanding merger debentures and $0.7 million of capitalized lease obligations, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture will attempt either to refinance, or negotiate an extension of, the debt payable to CSCL when due in January 1996, although there can be no assurance that such attempts will be successful. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.5% at December 31, 1994. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.



     In July 1994, a portion of the proceeds to Consolidated Furniture from the disposition of Super Sagless were used to repay secured, senior debt of Consolidated Furniture and its subsidiaries in the approximate amount of $24.25 million. The remainder of the total sales consideration of $40 million for the assets of Super Sagless was placed in escrow to secure certain of the Company's post-closing obligations and representations. In January 1995, $15 million was received which was primarily used to repay additional amounts of secured, senior debt of Consolidated Furniture. The remaining $0.75 million of proceeds are expected to be received in mid-1995.



     Interest payments during the years ended December 31, 1994, 1993 and 1992 of approximately $52.9 million, $46.0 million and $43.0 million, respectively were primarily made through increased borrowings and the issue of additional pay-in-kind debentures. Cash interest payments during the years ended December 31, 1994, 1993 and 1992 were approximately $28.8 million, $25.4 million and $25.3 million, respectively. Principal payments of approximately $25.9 million, $13.7 million and $61.0 million were made during the years ended December 31, 1994, 1993 and 1992, respectively.



     Annual maturities on debt for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are approximately $.2 million, $246.0 million, $.2 million, $.2 million and $0.0 million, respectively. Interest payments for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are estimated to be approximately $32.6 million, $36.0 million, $39.7 million, $43.9 million and $48.5 million.

     Fairwood has the option until April 1, 1995 to pay interest on its senior subordinated pay-in-kind debentures and merger debentures either by cash or by the distribution of additional securities. Additional securities were issued in lieu of the cash payments of interest due April 1, 1994 and October 1, 1994 on both the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, the principal amount of Fairwood's senior subordinated pay-in-kind debentures and merger debentures increased by $14.7 million and $9.4 million, respectively, since December 31, 1993. For further details on financing and debt see Note 4 to Consolidated Financial Statements.

     As described above, on October 1, 1994, Fairwood tendered additional debentures in payment of interest on its senior subordinated pay-in-kind debentures and merger debentures. On October 3, 1994, the trustee for the merger debentures informed Fairwood that it would notify holders of the merger debentures of its decision to decline to accept the additional merger debentures in satisfaction of the October 1, 1994 installment of interest and that Fairwood failed to make payment of interest in cash. Fairwood informed the trustee that they disputes the trustee's view that the October 1, 1994 interest payment was required by the indenture governing the merger debentures to be made entirely in cash.


     Capital additions were approximately $3.4 million, $4.2 million and $3.2 million for the years 1994, 1993 and 1992, respectively. The Company anticipates making capital expenditures of approximately $3.1 million during 1995, primarily for the purpose of maintaining and upgrading the Company's manufacturing equipment, machinery and facilities. The Company has no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations, available credit facilities under the Company's revolving credit agreement with CSCL, and other financing arrangements. During January 1995, the Company received a partial payment of $15 million from the July, 1994 sale of Super Sagless, of which a portion (after repayment of long-term debt) is available for capital expenditures and other operating cash flow needs. The Company intends to pursue other sources of financing through accounts receivable factoring arrangements to the extent available and cost effective.



     Fairwood's cash flow from operations will not be sufficient to permit Fairwood to make cash interest payments on its senior subordinated pay-in-kind debentures and merger debentures. In addition, Consolidated Furniture's credit facilities do not permit it to transfer funds to Fairwood to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, depending on the interpretation of the indentures governing the senior subordinated pay-in-kind debentures and merger debentures, Fairwood may have failed to make the interest payments required on October 1, 1994 and will probably fail to make the cash interest payments on April 1, 1995.

     Fairwood's operating companies are dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through April 1994 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company not exceeding $275,000 per year and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

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

As discussed in Note 3 to the consolidated financial statements, the Company has been notified by the Internal Revenue Service of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost of approximately $100 million, including interest through the year ended December 31, 1994. The Company has indicated that it disagrees with the proposed adjustments and is vigorously contesting the positions taken by the Internal Revenue Service. The ultimate outcome of these proposed adjustments cannot presently be determined. Accordingly, no provision for any liability that may result upon ultimate resolution of these proposed adjustments has been recognized in the accompanying consolidated financial statements.

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



                                        KPMG Peat Marwick, LLP

Washington, D.C.
February 10, 1995

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1994 and 1993
                        (In thousands except share data)

Assets (note 4)                                                                   1994      1993
- ------                                                                            ----      ----
Current assets:
  Cash and cash equivalents                                                   $  4,615     3,968
                                                                               -------   -------

  Accounts and notes receivable:
    Trade                                                                       38,034    47,734
    Escrows receivable from sale of subsidiary (note 2)                         15,750        -
    Other                                                                        1,812     1,718
                                                                               -------   -------
                                                                                55,596    49,452
    Less allowance for discounts and doubtful accounts                           2,756     4,062
                                                                               -------   -------
                                                                                52,840    45,390
                                                                               -------   -------


  Inventories (note1)                                                           18,813    31,175

  Prepaid expenses and other current assets (note 3)                             2,499     3,678
                                                                               -------   -------



             Total current assets                                               78,767    84,211
                                                                               -------   -------



Property, plant and equipment, at cost:

  Land                                                                             137       233
  Buildings and improvements                                                    12,799    20,685
  Machinery and equipment                                                        4,418    28,916
  Leasehold improvements                                                         2,120     2,633
  Construction in progress                                                         539     1,961
                                                                               -------   -------
                                                                                20,013    54,428
  Less accumulated depreciation and amortization                                 5,948    28,685
                                                                               -------   -------
                                                                                14,065    25,743
                                                                               -------   -------

Other assets                                                                     2,732     3,601
                                                                               -------   -------



                                                                              $ 95,564   113,555
                                                                               =======   =======

Liabilities and Shareowners' equity (deficit)                                     1994      1993
- ---------------------------------------------                                     ----      ----
Current liabilities:
  Current maturities of long-term debt (notes 4 and 8)                        $    160       150
       Accounts payable:
       Trade                                                                     6,084     9,135
       Other (includes claims payable of $1,991 in
         1994 and $2,263 in 1993)                                                2,537     4,810
       Accrued expenses (includes interest of $10,357 in
         1994 and $9,431 in 1993)                                               20,740    21,070
       Federal and state income taxes                                            5,725     5,709
                                                                               -------   -------
                 Total current liabilities                                      35,246    40,874
                                                                               -------   -------

Long-term debt, less current maturities (notes 4 and 8):
  Revolving credit                                                             165,870   160,427
  Senior subordinated debentures                                                80,000    80,000
  Senior subordinated pay-in-kind debentures                                   105,853    91,173
  Merger debentures                                                             62,928    53,517
  Capitalized lease obligations                                                    540       700
                                                                               -------   -------
                                                                               415,191   385,817
                                                                               -------   -------

Deferred Federal income taxes (note 3)                                           1,359     2,827
Other liabilities (note 7)                                                       4,346     3,816
                                                                                ------   -------

                                                                                 5,705     6,643
                                                                               -------   -------
Redeemable preferred stock (note 5):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares. Liquidation value $100 per share.                                100       100
                                                                               -------   -------

Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 4 and 6):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares.                                                      -         -
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                                          10        10

  Additional paid-in capital                                                    55,938    55,938
  Minimum pension liability                                                    ( 1,367)        -
  Retained deficit                                                            (415,259) (375,827)
                                                                               -------   -------

                                                                              (360,678) (319,879)
                                                                               -------   -------
Commitments and contingencies (notes 3, 4, 8, 10
  and 11)
                                                                              $ 95,564   113,555
                                                                               =======   =======


         See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                 Years ended December 31,
                                             --------------------------------
                                               1994        1993        1992
                                             --------    --------    --------

                                                      (In thousands)
Net sales                                  $  244,869     261,451     267,043
                                              -------     -------     -------

Cost of sales                                 216,834     221,519     233,824
Selling, administrative
 and general expenses                          36,247      37,985      51,652
Restructuring charge (note 1)                       -           -      85,945
                                              -------     -------     -------

                                              253,081     259,504     371,421
                                              -------     -------     -------

Operating income (loss)                      (  8,212)      1,947    (104,378)
Interest income                                   498         205         225
Interest on indebtedness (note 4)            ( 53,852)   ( 46,846)   ( 43,781)
Gain on sale of subsidiary (note 2)            20,847           -           -
Other income (expenses), net                    1,859    (  4,296)   (  6,711)
                                              -------     -------     -------

Loss before income taxes,
 cumulative effect of change
 in accounting principle and
 extraordinary item                         (  38,860)  (  48,990)   (154,645)

Provision for income
   taxes (note 3)                                 532           -       4,512
                                              -------     -------     -------

Loss before cumulative
 effect of change in accounting
 principle and extraordinary item            ( 39,392)   ( 48,990)   (159,157)

Cumulative effect of change in
 accounting principle (note 3)                      -       2,100           -

Extraordinary item (note 3):
 Reduction of income taxes
  arising from carryforward of
  prior year operating losses                       -           -       1,925
                                              -------     -------     -------


Net loss                                   $ ( 39,392)   ( 46,890)   (157,232)
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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                    Years ended December 31,
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------    --------    --------
                                                                        (In thousands)
Cash flows from operating activities:
Loss before extraordinary item and cumulative effect of
 accounting change                                           $ ( 39,392)   ( 48,990)    (159,157)
Gain from extraordinary item                                          -           -        1,925
Cumulative effect of change in accounting principle                   -       2,100            -
                                                                -------     -------      -------
Net loss                                                      ( 39,392)    ( 46,890)    (157,232)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                  2,974        3,905        8,417
  Amortization of goodwill                                           -            -        1,956
  Restructuring charge                                               -            -       85,945
  Gain on sale of Super Sagless assets                        ( 20,847)           -            -
  Loss (gain) on sale of property, plant and equipment        (  1,636)         431           87
  Loss, recognized in 1992, on sale of property                      -        4,562            -
  Deferred income taxes                                       (  1,468)       2,827            -
  Proceeds from pension plan reversion                               -            -           69
  Current period conversions of PIK debentures                  18,300       15,686       13,433
  Changes in assets and liabilities:
    Accounts receivable                                          3,079     (  9,490)      10,884
    Inventories                                                  5,700     (  7,217)    (    636)
    Prepaid expenses and other current assets                      849     (  3,280)    (     12)
    Accounts payable                                          (  1,646)    (    323)       1,958
    Accrued expenses                                             5,119     (    847)       4,560
    Federal and state income taxes                                  16        3,789        1,920
    Other, net                                                   1,399          496     (    229)
                                                               -------      -------      -------
Cash used - operating activities                              ( 27,553)    ( 36,351)    ( 28,824)
                                                               -------      -------      -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                  (  3,401)    (  4,206)    (  3,223)
  Proceeds from disposition of property,
   plant and equipment                                           3,929        3,980          398

  Proceeds from sale of Super Sagless assets                    22,379            -           -
  Proceeds from disposition of Chromcraft and
   Peters-Revington                                                  -            -       50,525
                                                               -------      -------      -------
Cash provided (used) - investing activities                     22,907     (    226)      47,700
                                                               -------      -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                                  31,193       48,202       36,022
  Repayment of long-term debt                                 ( 25,900)    ( 13,650)    ( 61,039)
                                                               -------      -------      -------

Cash provided (used) - financing activities                      5,293       34,552     ( 25,017)
                                                               -------      -------      -------

Increase (decrease) in cash and cash equivalents                   647     (  2,025)    (  6,197)

Cash and cash equivalents:
  Beginning of period                                            3,968        5,993       12,190
                                                               -------      -------      -------
  End of period                                              $   4,615        3,968        5,993
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

      Chromcraft and Peters-Revington Corporations

           The Company disposed of Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") to Chromcraft Revington, Inc., an affiliate, in April 1992. The proceeds from the disposition amounted to approximately $83.1 million, approximately $30.9 million greater than the book value of the net assets of Chromcraft and Peters-Revington. Due to the affiliated nature of the transaction, the $30.9 million was accounted for as

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(2)   Divestitures (continued)

for as contributed capital. The proceeds were used to repay long-term debt owed to Court Square Capital Limited ("CSCL"), an affiliate of the Company. the disposition generated taxable income which resulted in a tax provision for the year 1992.

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

      Components of the provision for income taxes are summarized, in thousands, as follows:

                                              Years ended December 31,
                                           -------------------------------
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
                                           ======     ======      ======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)   Income Taxes (continued)

      The differences between the actual taxes and taxes computed at the U.S. Federal Income tax rate of 34% are summarized, in thousands, as follows:

                                                  Years ended December 31,
                                               -------------------------------
                                                 1994       1993       1992
                                               --------   --------    --------
Expected tax benefit computed
  at U.S. rate                              $  (13,212)   (16,657)   (52,579)
Increase in valuation
  allowance                                     13,393     16,821         -
Taxable gain on
disposition (note 2)                                -          -      21,675
State taxes, net of Federal benefit                351         -         850
Non-deductible depreciation
  from purchase accounting
  adjustments                                       -          -       1,448
Goodwill amortization and
  restructuring charge                              -          -      29,886
Other                                               -     (   164)     3,232
                                                ------     ------     ------
                                                   532         -       4,512
Utilization of net operating
  loss carryforward                                 -          -     ( 1,925)
                                                ------     ------     ------

Total provision for income taxes              $    532         -       2,587
                                                ======     ======     ======


      The tax effects of temporary differences as of December 31, 1994 and 1993, in thousands, are as follows:

                                                          1994        1993
                                                        --------    --------
      Deferred tax assets:
        Net operating loss carryforwards                $ 31,978    $ 18,356
        Accounts receivable                                1,077       1,138
        Vacation and holiday pay                             420         655
        Accrued expenses                                   4,983       4,551
        Interest on merger debentures                      4,735       4,494
        Valuation allowance                              (41,834)    (26,367)
                                                          ------      ------
                                                        $  1,359    $  2,827
                                                          ======      ======


      Deferred tax liabilities:
        Property, plant and equipment                   $  1,359    $  2,827
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


(4)   Long-term Debt


      In conjunction with the Company's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, the Company issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants (as discussed below) to purchase, in the aggregate, 142,900 shares of the Company's Class A common stock. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through March 1994. Among other things, these amendments extended certain debt due dates, increased certain debt limits and credit lines and modified selected financial covenant tests. Certain provisions of these instruments have been waived at various times through April 1994. During 1994, the Company entered into the Eleventh Amendment to the Credit Agreement which, among other things, increased the maximum amount that could be outstanding under the revolving credit facility from $167.0 million to $200.0 million, established a sub-line limitation on revolving credit loan advances to be used by Consolidated Furniture in by its wholly-owned subsidiary, Furniture Comfort Corporation's Stratford division,

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)   Long-term Debt (continued)


and revised in a manner favorable to Consolidated Furniture the financial covenants related to current ratio, consolidated net worth, working capital and total debt. CSCL also waived compliance by Consolidated Furniture with the consolidated net worth covenant of the Credit Agreement for the months of April through June 1994. In April, 1995, CSCL waived provisions of the Credit Agreement prohibiting sale by Consolidated Furniture of certain real property that had been operated as, and related equipment located on, a saw
mill in Pontotoc, Mississippi.   Proceeds from the disposition of Chromcraft
and Peters-Revington and the sale of substantially all the assets and liabilities of Super Sagless were used to repay a portion of the debts due under the Credit Agreement with CSCL.



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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)   Employee Benefit Plans (continued)

      Pension expense is summarized, in thousands, as follows:

                                               Years ended December 31,
                                              ---------------------------
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

      Rental expense is summarized, in thousands, as follows:

                                                 Years ended December 31,
                                              -----------------------------
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

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(11)  Liquidity (continued)

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

     The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

     Effective February 1, 1995 Mr. Lake was appointed to the position of President of the Stratford Company ("Stratford"), a Division of Furniture Comfort Corporation. From August 1994 to February 1995 he was the Chief Operating Officer of Stratford. From September 1991 to July 1994 he was the President and Chief Executive Officer of Super Sagless Corporation. From prior to 1989 to February 1991 he was Vice President and General Manager of Clark Components N.A.

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

Summary Compensation Table

                                                 Long-term
                                               Compensation
Name and                  Annual Compensation  ------------
Principal                 -------------------       LTIP        All Other
Position           Year   Salary      Bonus      Payouts      Compensation
- ---------          ----               -----      -------      ------------
John B. Sganga    1994  $150,000    $            $    -           $  7,766 (1)
Executive VP      1993   190,729            -         -              1,907 (1)
and CFO           1992   192,500        34,235     1,392 (2)       157,835 (1)

Stephen R. Lake
Chief Operating   1994   213,686 (3) 1,147,721 (4)    -             51,849 (5)
Officer           1993   170,000       172,975        -             15,809 (5)
Stratford         1992   153,750       112,468        -                413 (5)

Robert M. Shaughnessy
President of      1994   250,000       141,934        -              4,524 (6)
Furniture Comfort 1993   235,231            -         -             39,903 (6)
& CEO Stratford   1992   101,667       110,000        -             28,935 (6)

Wayne T. Stephens 1994   160,000            -         -              2,150 (7)
President & CEO   1993   300,000 (8)        -         -                 -
Barcalounger      1992    55,682 (8)        -         -                 -

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

 (3) 1994 includes Super Sagless base salary of $107,917.

 (4) 1994 amount includes Super Sagless bonus of $1,047,721.

 (5) 1994 amount represents distribution from Super Sagless Retirement Plan of $51,849. 1993 includes $12,916 distribution under the Executive Retirement Plan, $1,518 company contribution to the Super Sagless Retirement-Savings Plan, and $1,375 company contribution to Investment Plan. 1992 amount represents the company contribution to the Investment Plan.

 (6) 1994 amount represents $4,524 for the value of the use of a company vehicle. 1993 and 1992 amounts represent relocation allowances.

 (7) 1994 amounts represent company contributions to the investment plan of $800 and $1,350 for the value of the use of a company vehicle.

 (8) 1993 amounts represent $200,000 paid to Mr. Stephens as a consultant and $100,000 paid to The Finley Group for services it rendered through Mr. Stephens. 1992 amounts represent $55,682 paid to The Finley Group for services it rendered through Mr. Stephens.

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

    During 1994, Mr. Lake also received an $780,000 bonus associated with the sale of substantially all of the assets and liabilities of Super Sagless.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders


   The Company's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1995, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares. To the Company's knowledge, no director or executive officer holds any warrants and no person owns of record or beneficially 5% or more of the outstanding warrants.



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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1994 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1994, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $353.4 million; as of February 28, 1995, the aggregate amount of such indebtedness was approximately $337.8 million. See
Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1994 the Company borrowed approximately $31.2 million from CSCL and made payments to CSCL of approximately $25.8 million. During 1995 it is anticipated that approximately $31.5 million will be borrowed from CSCL and that payments to CSCL of approximately $14.0 million will be made to CSCL. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.


    399 Venture Partners, Inc., an affiliate of CVCL, owns approximately 49% of Chromcraft Revington, Inc. M. Saleem Muqaddam, vice president of CVCL and director of the Company, is a director of Chromcraft Revington, Inc.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                             Page
                                                                          ----

         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report................................... 18-19
         Consolidated Balance Sheets at December 31, 1994 and 1993......    20
         Consolidated Statements of Operations for the Years ended
           December 31, 1994, 1993 and 1992 ............................    21
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1994, 1993 and 1992 ........    22
         Consolidated Statements of Cash Flows for the Years ended
           December 31, 1994, 1993 and 1992 .............................   23
         Notes to Consolidated Financial Statements .................... 24-37





     2.  Financial Statement Schedule

         For the three years ended December 31, 1994:

         Schedule VIII--Valuation and Qualifying Accounts
                          and Reserves...................................   51



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

         (4.24) Waiver, dated as of October 31, 1991, to the Credit
                Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.25) Letter Agreement, dated as of October 31, 1991, between the
                Company and Manufacturers Hanover, as Warrant Agent and letter from Pittsburgh National Bank, dated October 28,
                1991, related thereto, (incorporated by reference to Exhibit
                4.25 of the 1991 Form 10-K).
         (4.26) Waiver and Fifth Amendment, dated as of March 27, 1992, to
                Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).
         (4.27) Third Amendment, dated as of March 27, 1992, to the Senior
                Subordinated Debentures, (incorporated by reference to Exhibit 4.27 of the 1991 Form 10-K).
         (4.28) Endorsement No. 2, dated as of March 27, 1992, to the Senior
                Subordinated Debentures, (incorporated by reference to Exhibit 4.28 of the 1991 Form 10-K).
         (4.29) Sixth Amendment, dated as of April 23, 1992, to Credit
                Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's second quarter report on Form 10-Q for the quarter ended June 27, 1992 (the "1992 Second Quarter
                10-Q")).
         (4.30) Seventh Amendment, dated as of April 23, 1992, to Credit
                Agreement, (incorporated by reference to Exhibit 4.2 of the 1992 Second Quarter 10-Q).
         (4.31) Eighth Amendment, dated as of September 26, 1992, to Credit
                Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 26,1992 (the "1992 Third Quarter
                10-Q")).
         (4.32) Waiver and Ninth Amendment, dated as of February 4, 1993, to
                Credit Agreement, (incorporated by reference to Exhibit 4.32 of the 1992 Form 10-K).
         (4.33) Tenth Amendment, dated as of March 22, 1993, to Credit
                Agreement, (incorporated by reference to Exhibit 4.33 of the 1992 Form 10-K).
         (4.34) Recision of Waiver, dated as of April 30, 1993, to Credit
                Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's first quarter report on Form 10-Q for the quarter ended April 3, 1993 (the "1993 First Quarter 10-
                Q")).
         (4.35) Eleventh Amendment, dated as of March 25, 1994, to Credit
                Agreement, (incorporated by reference to Exhibit 4.35 of the 1993 Form 10-K).
         (4.36) Fourth Amendment, dated as of January 3, 1994, to the Senior
                Subordinated Debentures, (incorporated by reference to Exhibit 4.36 of the 1993 Form 10-K).
         (10.1) Employment Agreement, between Mohasco and Robert W. Hatch, dated September 21, 1989, (incorporated by reference to Exhibit 10.1 of the 1989 Form 10-K).
         (10.2) Supplemental Executive Retirement Agreement, between Mohasco and Robert W. Hatch, dated September 27, 1990, (incorporated by reference to Exhibit 10.2 of the 1990 Form 10-K).

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

                                       FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        -------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer



                                Date:   February 21, 1996





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



                                        Title




/s/ John B. Sganga                      Director and Chief
- ------------------------                Financial Officer,
John B. Sganga                          Executive Vice President,
                                        Secretary and Treasurer
                                        (principal executive,
                                        financial and accounting
                                        officer)

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 1996 by the following person on behalf of the Registrant and in the capacity indicated.


                                        Title
                                        -----



/s/ M. Saleem Muqaddam                  Director
- ---------------------------
M. Saleem Muqaddam