Form 10-Q
period 1996-03-30
FAIRWOOD CORP
filed 1996-05-14
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996
                 ---------------------------------------------

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                              ------------  ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X         No
                                                   -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Outstanding at
          Class                                        March 30, 1996
          -----                                        --------------
Class A Voting, $.01 Par Value                                   500
- ------------------------------                               -------
Class B Non-Voting, $.01 Par Value                           999,800
- ----------------------------------                           -------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               March 30,      December 31,
                           Assets                                 1996            1995
                           ------                            -------------    ------------
                                                              (Unaudited)      (Audited)
Current Assets:

  Cash and cash equivalents                                   $    1,393          4,264
                                                                --------       --------

  Accounts and notes receivable:
    Trade                                                         26,320         29,545
    Due from affiliate                                             1,537          1,293
    Other                                                            691          1,542
                                                                --------       --------
                                                                  28,548         32,380
    Less allowance for discounts and doubtful accounts             2,020          1,857
    Less advances from factor                                     10,446         14,443
                                                                --------       --------
                                                                  16,082         16,080
                                                                --------       --------

  Inventories                                                     15,885         14,394

  Prepaid expenses and other current assets                        2,428          2,524
                                                                --------       --------

               Total current assets                               35,788         37,262
                                                                --------       --------

Property, plant and equipment, at cost                            30,915         30,875
  Less accumulated depreciation and amortization                  17,335         16,841
                                                                --------       --------

                                                                  13,580         14,034
                                                                --------       --------

Other assets                                                       2,301          2,125
                                                                --------       --------




                                                              $   51,669         53,421
                                                                ========       ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                              March 30,      December 31,
                 Liabilities and Deficit                         1996            1995
                 -----------------------                      ---------      ------------
                                                             (Unaudited)       (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                             171,369              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853        105,853
    Merger debentures                                             62,928         62,928
    Other                                                            170            170
  Overdraft                                                        1,890              -
  Accounts payable                                                 4,956          6,587
  Accrued expenses                                                63,678         46,820
  Federal and state income taxes                                   5,691          5,719
                                                                --------       --------

               Total current liabilities                         496,535        228,077
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        171,369
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -              -
  Merger debentures                                                    -              -
  Other                                                              370            370
                                                                --------       --------

                                                                     370        251,739
                                                                --------       --------

Deferred income taxes                                              1,318          1,318
Other liabilities                                                  3,383          3,222
                                                                --------       --------

                                                                   4,701          4,540
                                                                --------       --------
Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (     956)     (     956)
  Retained deficit                                             ( 505,029)     ( 486,027)
                                                                --------       --------

                                                               ( 450,037)     ( 431,035)
                                                                --------       --------

                                                              $   51,669         53,421
                                                                ========       ========


   See accompanying notes to the Unaudited Condensed Consolidated Financial
                                 Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations
                                 (In thousands)



                                                                    Three Months Ended
                                                                 -----------------------
                                                                  March 30,     April 1,
                                                                    1996          1995
                                                                  --------       -------
Net sales                                                       $  38,027         55,443
                                                                  -------        -------
Cost of sales                                                      35,261         49,761
Selling, administrative and
  general expenses                                                  6,262          7,835
                                                                  -------        -------
                                                                   41,523         57,596
                                                                  -------        -------
Operating loss                                                   (  3,496)      (  2,153)
                                                                  -------        -------
Interest income                                                        22             90
Interest on indebtedness                                         ( 14,657)      ( 14,411)
Other expenses, net                                              (    857)      (    310)
                                                                  -------        -------
Loss before income taxes                                         ( 18,988)      ( 16,784)
Provision for income taxes                                              -              -
                                                                  -------        -------
Net loss                                                        $( 18,988)      ( 16,784)
                                                                  =======        =======



   See accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                   Three Months Ended
                                                                 -----------------------

                                                                  March 30,     April 1,
                                                                    1996          1995
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 18,988)     ( 16,784)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    535           508
      (Gain) loss on disposal of property, plant and equipment           2      (      6)
      Changes in assets and liabilities:
        Accounts receivable                                          3,995           548
        Inventories                                               (  1,491)     (  2,746)
        Prepaid expenses and other current assets                       96      (    489)
        Overdraft                                                    1,890             -
        Accounts payable                                          (  1,631)        2,163
        Accrued expenses                                            16,858         5,044
        Federal and state income taxes                            (     28)     (     17)
        Other, net                                                (     15)     (    168)
                                                                   -------       -------
Cash provided (used) - operating activities                          1,223      ( 11,947)
                                                                   -------       -------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                             -        15,000
  Dispostion of property, plant and equipment                           11             6
  Capital expenditures                                            (     94)     (  1,171)
                                                                   -------       -------
Cash provided (used) - investing activities                       (     83)       13,835
                                                                   -------       -------

Cash flows from financing activities:
  Proceeds from long-term debt                                           -        11,182
  Repayment of long-term debt                                            -      ( 14,000)
  Repayment of proceeds to Factor                                 (  3,997)
  Dividends                                                       (     14)     (     11)
                                                                   -------       -------
Cash used - financing activities                                  (  4,011)     (  2,829)
                                                                   -------       -------
Decrease in cash and cash equivalents                             (  2,871)     (    941)
Cash and cash equivalents:
  Beginning of period                                                4,264         4,615
                                                                   -------       -------
  End of period                                                  $   1,393         3,674
                                                                   =======       =======

Supplemental schedule of cash flow information
- ----------------------------------------------
Cash paid during year for:
  Interest                                                       $     140        11,182
  Income tax refunds (payments), net                                   712      (     17)



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



   See accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES


         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended March 30, 1996 and April 1, 1995, and the financial position at March 30, 1996 and December 31, 1995. The results of operations for the three-month period ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the 1995 annual report on Form 10-K.

3. As of March 30, 1996 and pursuant to the terms of the accounts receivable Factoring agreement entered into during 1995 by Stratford Company ("Stratford"), a division of a wholly-owned subsidiary of Fairwood, receivables sold which remain to be collected approximated $14.9 million, of which approximately $1.9 million were sold with recourse.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                          March 30, 1996    December 31, 1995
                                          --------------    -----------------
                                            (Unaudited)         (Audited)
        Raw materials                       $ 13,497             12,857
        In process                             4,067              3,532
        Finished goods                         8,416              8,063
                                             -------             ------
        Inventories at
          first-in, first out                 25,980             24,452
        LIFO reserve                          10,095             10,058
                                             -------             ------
        Inventories at LIFO                 $ 15,885             14,394
                                             =======             ======

5. No provision for income taxes have been provided during the three months ended March 30, 1995 and April 1, 1995 as the Company is in a net operating loss carryforward position.

6. The Internal Revenue Service ("IRS") has completed the audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 31, 1991 and has delivered to Fairwood a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal income tax arising from the proposed adjustments is approximately $70 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability would, together with statutory interest and state income tax through March 30, 1996, and net of any applicable deduction for such interest and state income tax, total approximately $109 million. Fairwood believes that the

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


         proposed adjustments are in error and is vigorously contending this matter. Under available administrative procedures, Fairwood has protested the proposed adjustments and has had several conferences with the IRS Appeals division and expects to have additional conferences with the IRS Appeals division. Depending upon the outcome of discussions of issues with the IRS Appeals division, Fairwood may litigate one or more of the issues. The Company cannot predict the ultimate outcome nor the impact on its financial statements, if any.

7. On each of April 1, 1995, October 1, 1995 and April 1, 1996, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $40.5 million on the Fairwood Debentures, which includes $24.6 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of March 30, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition.
         A hearing to consider that motion is currently scheduled for June 7, 1996. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of March 30, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1997. On April 1, 1996, Consolidated Furniture entered into the Fourteenth Amendment to the Credit Agreement which changed various financial covenants through December 31, 1996.

         The failure to make the April 1, 1995 interest payment (See note 6) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day
         acceleration blockage provision.   Upon acceleration, the Fairwood
         Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 30, 1996.

Item 2.
                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 30, 1996, the Company had total indebtedness of approximately $420.7 million of which approximately $420.3 million was current. Total indebtedness was approximately $420.7 million at December 31, 1995, of which $357.2 million is owed to Court Square Capital Limited ("CSCL"), an affiliate. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures").
The Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture Corporation ("Consolidated Furniture"), its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort Corporation ("Furniture Comfort"), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to secure the obligations under the Credit Agreement. Furniture Comfort is not an obligor on the Fairwood Debentures.

On each of April 1, 1995, October 1 1995 and April 1, 1996, the Company failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to be able to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $40.5 million on the Debentures, which includes $24.6 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of March 30, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the
petition.   A hearing to consider that
motion is currently scheduled for June 7, 1996. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

The failure to make the April 1, 1995 interest payment (see note 6) constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 30, 1996.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1995 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. There were no borrowings from or repayments to CSCL during the first three months of 1996. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1996.

Consolidated furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of March 30, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1997. However, there can be no assurance that the Company will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

There can be no assurance that Fairwood will be able to continue as a going concern. A bankruptcy Petition was filed against Fairwood on January 3, 1996 by certain holders of merger debentures. Fairwood has recently filed a motion to dismiss the Petition and a hearing to consider that motion has been currently scheduled for June 7, 1996. There is no way to know what the outcome of this hearing will be. At this time no decision has been made by Fairwood concerning its alternatives should the Court not dismiss the Petition.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1995 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended March 30, 1996 Versus Three Months Ended April 1, 1995

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1996 in comparison to the same period in 1995.

Consolidated net sales were approximately $38.0 million in the first quarter of 1996, a decrease of 31.4% from last year's first quarter consolidated net sales of approximately $55.4 million, the strongest quarter in 1995, due primarily due to a reduction of sales at Stratford.

First quarter 1996 net sales (including intercompany sales) by the Stratford Company decreased 36.9% to approximately $28.6 million as compared to $45.3 million for the comparable period in 1995. First quarter sales in 1996 to Stratford's larger national retail chain customers decreased 50.2%, while sales to smaller retail furniture store customers decreased by 36.4%. Total Stratford Company volume (excluding sales to Simmons) decreased 43.5% during the first quarter of 1996 as compared to 1995. Volume to Stratford's larger national retail chain customers decreased 50.7%, while volume to Stratford's smaller retail furniture store customers decreased 36.0%. These decreases in sales and volume were due to a carryover from 1995 of internal and external factors compounded further by industry-wide slow furniture sales and extreme winter weather. In 1995 Stratford changed its market strategy by discontinuing low margin and slow moving styles and by tightening credit and sales terms. This caused an expected decrease in sales to mainly smaller retail customers into 1996. Sales to the larger national retail customers continued to decline into 1996 primarily due to (1) customers' organizational realignment lowering customers' overall inventory levels, (2) the consolidation of customers' stores and the subsequent delayed opening of the new consolidated stores, (3) discontinuance of furniture sales by certain customers, and (4) Stratford's price increases conflicting with the retailers' pricing policies.

Average selling prices changed between (6.4%) to 10.9% (excluding discontinued and new products), depending on the type of product and customer. Excluding sales to Simmons Upholstered Furniture Corporation ("Simmons"), who became an affiliate during November 1995, net sales for the first quarter of 1996 were approximately $25.5 million compared to approximately $45.3 million for the first quarter of 1995, a decrease of 43.7%. First quarter sales in 1996 to Simmons amounted to $2.8 million.

First quarter 1996 net sales by Barcalounger decreased 6.5% to approximately $10.1 million as compared to $10.8 million in 1995. This decrease in sales reflects a decrease of 9.2% in the number of pieces sold in the first quarter of 1996 versus 1995, and a 3.2% increase in average selling prices.

Consolidated cost of sales decreased 29.1% in the first quarter of 1996 to $35.3 million, or 92.7% of net sales, as compared to $49.8 million, or 89.8% of net sales in 1995. Stratford Company cost of sales increased to 96.8% of net sales in the first quarter of 1996, as compared to 92.0% in the first quarter of 1995. Stratford's increased percentage of cost of sales is attributable to several factors: (1) continued underabsorption of overhead due to declining sales during January and February, (2) non-recurring costs associated with overhead head count reductions to balance staffing due to lower sales volumes,
(3) delays in the implementation of the Simmons contract which was expected to add manufacturing activity and lower overhead, and (4) lost production time as a result of bad weather and power outages. Barcalounger cost of sales remained essentially flat at 81.8% and 81.1% of net sales for the first quarters of 1996 and 1995, respectively.

Consolidated selling, administrative and general expenses for the first quarters of 1996 and 1995 were approximately $6.3 million and $7.8 million, respectively, representing a decrease of 20.1%. This decline was due primarily to lower sales commissions as a result of the drop in volume with smaller retail customers which generally have a higher commission rate and the continuing downsizing, where appropriate, and benefits from the ongoing reductions of corporate expenses through improved controls resulting from the decentralization, elimination of duplication of effort and transfer of corporate functions that started in 1993.

Other expense, net, was approximately $.9 million and $.3 million for the first quarters of 1996 and 1995, respectively. The increase was primarily due to startup costs incurred relative to the Simmons contract.

No income taxes have been provided in the first quarters of 1996 and 1995, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's audited consolidated financial statements as of December 31, 1995 included in the Company's Form 10-K, and footnote 4 to the Company's unaudited condensed consolidated financial statements included herein.

                           Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1995 for a description of pending legal action.

         There are certain legal proceedings arising out of the normal course of business, the financial risk of which are not considered material in relation to the consolidated financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         4.41 Fifth Amendment, dated January 2, 1996, to the Increasing Rate Senior Debentures.

         4.42    Thirteenth Amendment, dated January 13, 1996, to Credit
                 Agreement.

         4.43    Fourteenth Amendment, dated April 1, 1996, to Credit Agreement.


    (b)  Reports on Form 8-K

         Notification of involuntary bankruptcy petition filing on January 3, 1996.

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




Date:  May 11, 1996