Form 10-Q
period 1996-06-29
FAIRWOOD CORP
filed 1996-08-13
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996
                  --------------------------------------------

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

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

                                                       Outstanding at
          Class                                        June 29, 1996
          -----                                       ----------------

Class A Voting, $.01 Par Value                                    500
- ------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                            999,800
- ----------------------------------                 ------------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                June 29,      December 31,
                           Assets                                 1996            1995
                           ------                            -------------    ------------
                                                              (Unaudited)      (Audited)
Current Assets:

  Cash and cash equivalents                                   $      876          4,264
                                                                --------       --------


  Accounts and notes receivable:
    Trade                                                         25,150         29,545
    Due from affiliate                                             2,501          1,293
    Other                                                            646          1,542
                                                                --------       --------
                                                                  28,297         32,380
    Less allowance for discounts and doubtful accounts             1,906          1,857
    Less advances from factor                                     10,346         14,443
                                                                --------       --------
                                                                  16,045         16,080
                                                                --------       --------


  Inventories                                                     14,171         14,394

  Prepaid expenses and other current assets                        1,801          2,524
                                                                --------       --------


               Total current assets                               32,893         37,262
                                                                --------       --------



Property, plant and equipment, at cost                            30,937         30,875
  Less accumulated depreciation and amortization                  17,844         16,841
                                                                --------       --------

                                                                  13,093         14,034
                                                                --------        -------



Other assets                                                       2,147          2,125
                                                                --------        -------





                                                              $   48,133         53,421
                                                                ========       ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               June 29,      December 31,
                 Liabilities and Deficit                         1996            1995
                 -----------------------                    -------------    -----------
                                                              (Unaudited)     (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                             182,779              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853        105,853
    Merger debentures                                             62,928         62,928
    Other                                                            180            170
  Overdraft                                                          641              -
  Accounts payable                                                 5,977          6,587
  Accrued expenses                                                66,264         46,820
  Federal and state income taxes                                   5,691          5,719
                                                                --------       --------

               Total current liabilities                         510,313        228,077
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        171,369
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -              -
  Merger debentures                                                    -              -
  Other                                                              190            370
                                                                --------       --------

                                                                     190        251,739
                                                                --------       --------

Deferred income taxes                                              1,318          1,318
Other liabilities                                                  3,408          3,222
                                                                --------       --------

                                                                   4,726          4,540
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (     956)     (     956)
  Retained deficit                                             ( 522,188)     ( 486,027)
                                                                --------       --------
                                                               ( 467,196)     ( 431,035)
                                                                --------       --------


                                                              $   48,133         53,421
                                                                ========       ========

               See accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                    Three Months Ended                 Six Months Ended
                                  -----------------------          -----------------------


                                  June 29,        July 1,          June 29,        July 1,
                                    1996           1995              1996           1995
                                  --------       --------          --------       ---------

Net sales                        $  37,702         42,361            75,991         97,804
                                   -------        -------           -------        -------


Cost of sales                       33,807         38,724            69,330         88,485

Selling, administrative and
  general expenses                   5,612          7,243            11,874         15,078
                                   -------        -------           -------        -------


                                    39,419         45,967            81,204        103,563
                                   -------        -------           -------        -------


Operating income (loss)           (  1,717)      (  3,606)         (  5,213)      (  5,759)


Interest income                        148             13               170            103


Interest on indebtedness          ( 14,970)      ( 14,646)         ( 29,627)      ( 29,057)


Other expenses, net               (    607)      (    369)         (  1,464)      (    679)
                                   -------        -------           -------        -------


Loss before income taxes          ( 17,146)      ( 18,608)         ( 36,134)      ( 35,392)


Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------


Net loss                         $( 17,146)      ( 18,608)         ( 36,134)      ( 35,392)
                                   =======        =======           =======        =======



               See accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                    Six Months Ended
                                                                 -----------------------

                                                                  June 29,       July 1,
                                                                    1996          1995
                                                                  --------      --------

Cash flows from operating activities:
  Net loss                                                       $( 36,133)     ( 35,392)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  1,079         1,022
      Gain on disposal of property, plant and equipment           (      1)     (     53)
      Changes in assets and liabilities:
        Accounts receivable                                          4,132         5,054
        Inventories                                                    223         1,457
        Prepaid expenses and other current assets                      723      (    274)
        Overdraft                                                      641             -
        Accounts payable                                          (    610)     (    783)
        Accrued expenses                                            19,444        12,228
        Other, net                                                     136           192
                                                                   --------      -------
Cash used - operating activities                                  ( 10,366)     ( 16,549)
                                                                   --------      -------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                             -        15,000
  Dispostion of property, plant and equipment                           24           421
  Capital expenditures                                            (    161)     (  1,664)
                                                                   -------       -------
Cash provided (used) - investing activities                       (    137)       13,757
                                                                   -------       --------

Cash flows from financing activities:
  Proceeds from long-term debt                                      11,410        15,451
  Repayment of long-term debt                                     (    170)     ( 14,160)
  Repayment of proceeds to Factor                                 (  4,097)            -
  Dividends                                                       (     28)     (     23)
                                                                   -------       -------
Cash provided - financing activities                                 7,115         1,268
                                                                   -------       -------

Increase (decrease) in cash and cash equivalents                  (  3,388)     (  1,524)
Cash and cash equivalents:
  Beginning of period                                                4,264         4,615
                                                                   -------       -------
  End of period                                                  $     876         3,091
                                                                   =======       =======


Supplemental schedule of cash flow information
- ----------------------------------------------
Cash paid during year for:
  Interest                                                       $  11,731        15,451
  Income tax refunds (payments), net                                   712      (      3)


Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and six months ended June 29, 1996 and July 1, 1995, the financial position at June 29, 1996 and December 31, 1995 and the cash flows for the six months ended June 29, 1996 and July 1, 1995. The results of operations for the three and six month periods ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the 1995 annual report on Form 10-K.

3. As of June 29, 1996 and pursuant to the terms of the accounts receivable Factoring agreement entered into during 1995 by Stratford Company ("Stratford"), a division of a wholly-owned subsidiary of Fairwood, receivables sold which remain to be collected approximated $18.7 million, of which approximately $1.7 million were sold with recourse.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           June 29, 1995     December 31, 1995
                                          --------------     -----------------
                                            (Unaudited)          (Audited)

         Raw materials                       $ 13,444             12,857
         In process                             4,003              3,532
         Finished goods                         6,870              8,063
                                               ------             ------
         Inventories at
           first-in, first-out                 24,317             24,452
         LIFO reserve                          10,146             10,058
                                               ------             ------
         Inventories at LIFO                 $ 14,171             14,394
                                               ======             ======


5. No provision for income taxes has been provided during the six months ended June 29, 1996 and July 1, 1995, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from these positions.

6. The Internal Revenue Service ("IRS") has completed an audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 31, 1991 and has delivered to Fairwood a "30-day letter" and Revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were carried back. The cumulative proposed deficiency in Federal

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Unaudited Condensed Consolidated Financial Statements




      income tax arising from the proposed adjustments is approximately $70 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $111 million. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and has had a series of conferences with the IRS Appeals division regarding the issues. Moreover, recent tax legislation passed by both houses of Congress and awaiting President Clinton's signature would, on a retroactive basis resolve in the Company's favor one of the issues in the case. The Company and the IRS are in settlement negotiations with respect to all the issues and the Company is cautiously optimistic that any such settlement would be substantially less than the liability that would result from the proposed adjustments in the RAR. However, no assurance can be given that any such settlement will be reached with the Appeals division, and depending on the outcome of the discussion of the issues with the IRS Appeals division, Fairwood may litigate on or more of the issues in the case regarding the issues. The Company cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

7. On each of April 1, 1995, October 1, 1995 and April 1, 1996, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $47.3 million on the Fairwood Debentures, which includes $28.7 million due to CSCL, is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of June 29, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood
      Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. A motion was presented at a hearing on June 7, 1996 to dismiss the petition and the judge reserved decision. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of June 29, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1997.

      The failure to make the April 1, 1995 interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 29, 1996.

Item 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Certain information set forth or incorporated by reference herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At June 29, 1996, the Company had total indebtedness of approximately $431.9 million of which approximately $431.7 million was current. At June 29, 1996, $368.6 million of the Company's total debt is owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $420.7 million at December 31, 1995, of which $357.2 is owed to CSCL. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). The Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

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

On each of April 1, 1995, October 1, 1995 and April 1, 1996, the Company failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $47.3 million on the Fairwood Debentures, which include $28.7 million due to CSCL, is included in accrued expenses on Bankruptcy Court for the Southern District of New York against Fairwood by certain
bondholders.   In response to the bankruptcy filling, on April 22, 1996,
Fairwood and the accompanying unaudited condensed consolidated balance sheet as of June 29, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States certain other entities filed a cross-motion seeking the dismissal of the petition. A motion was presented at a hearing on June 7, 1996 to dismiss the petition and the judge reserved decision. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

The failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 29, 1996.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1995 and the first six months of 1996, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 1996 were approximately $11.4 million. There were no repayments to CSCL during the first six months of 1996. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally prohibited from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1996.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 29, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1997. However, there can be no assurances that the Company will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

There can be no assurance that Fairwood will be able to continue as a going concern. A Bankruptcy Petition was filed against Fairwood on January 3, 1996 by certain holders of merger debentures. A motion was presented at a hearing on June 7, 1996 to dismiss the petition and the judge reserved decision. There is no way to know what the outcome of the judge's decision will be. At this time no decision has been made by Fairwood concerning its alternatives should the Court not dismiss the Petition.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1995 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended June 29, 1996 Versus Three Months Ended July 1, 1995

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1996 in comparison to the same period in 1995.

Consolidated net sales were approximately $37.7 million in the second quarter of 1996, a decrease of 11.0% from last year's second quarter consolidated net sales of approximately $42.4 million, due primarily to a reduction of sales at Stratford.

Second quarter 1996 net sales (including intercompany sales) by the Stratford Company decreased 15.4% to approximately $29.3 million as compared to $34.5 million for the comparable period in 1995. Second quarter sales to Simmons Upholstered Furniture Corporation ("Simmons"), were approximately $3.2 million. Second quarter sales in 1996 to Stratford's larger national retail chain customers decreased 27.5%, while sales to smaller retail furniture store customers decreased 24.6%. Total Stratford volume, excluding sales to Simmons decreased 26.1% during the second quarter of 1996 as compared to 1995. Volume to Stratford's larger national retail chain customers decreased 27.9%, while volume to Stratford's smaller retail furniture store customers decreased 20.7%. These decreases in sales and volume were due to a carryover from 1995 of internal and external factors compounded further by industry-wide slow furniture sales. In 1995 Stratford changed its market strategy by discontinuing low margin and slow moving styles and by tightening credit and sales terms. This caused an expected decrease in sales to mainly smaller retail customers into 1996. Sales to the larger national retail customers continued to decline into 1996 primarily due to (1) customers' organizational realignment lowering customers' overall inventory levels, (2) the consolidation of customers' stores and the subsequent delayed opening of the new consolidated stores, (3) discontinuance of furniture sales by certain customers, and (4) Stratford's price increases conflicting with the retailers' pricing policies.

Stratford's average selling prices changed between (20.0%) to 11.2% (excluding discontinued and new products), depending on the type of product and customer. Excluding sales to Simmons, who became an affiliate during November 1995, net sales for the second quarter of 1996 were approximately $26.1 compared to approximately $34.5 million for the second quarter of 1995, a decrease of 24.3%.

Second quarter 1996 net sales by Barcalounger increased 7.1% to approximately $9.1 million as compared to $8.5 million for the comparable period in 1995. This increase in sales reflects a increase in total volume of 1.4%, and a 4.3% increase in average sales prices.

Consolidated cost of sales decreased 12.0% in the second quarter of 1996 to $33.8 million, or 89.7% of net sales, as compared to $38.7 million, or 91.4% of net sales, in 1995. Stratford Company cost of sales decreased to 92.5% of net sales in the second quarter of 1996, as compared to 93.1% in the second quarter of 1995. The decrease is the result of a reduction in overhead costs as a percentage of net sales. Barcalounger cost of sales decreased to 81.3% of net sales in the second quarter of 1996, as compared to 85.1% of net sales in the second quarter of 1995. Barcalounger's cost of sales as a percentage of net sales decreased due to higher sales and greater absorption of fixed overhead costs.

Consolidated selling, administrative and general expenses for the second quarters of 1996 and 1995 were approximately $5.6 million and $7.2 million, respectively, representing a decrease of 22.5%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volumes on smaller retail customers which generally have a higher commission rate, and continued reduction of the cost of the Company's corporate expenses.

Other expenses, net, were approximately $.6 million and $.4 million for the second quarters of 1996 and 1995. The increase was primarily due to startup costs incurred relative to the Simmons contract.




Six Months Ended June 29, 1996 Versus Three Months Ended July 1, 1995

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1996 in comparison to the same period in 1995.

Consolidated net sales were approximately $76.0 million in the first six months of 1996, a decrease of 22.3% from last year's first six months consolidated net sales of approximately $97.8 million, due primarily to a reduction of sales at Stratford.

Stratford Company net sales (including intercompany sales) for the first six months of 1996 decreased 27.5% to approximately $57.9 million as compared to $79.9 million for the comparable period in 1995. Total volume has decreased 35.0% for the first six months of 1996 as compared to the first six months of 1995. Sales volume to the smaller retail customers has decreased 31.3%, while national account sales volume has decreased 40.3% in the first six months of 1996 as compared to 1995. These decreases in sales volume are partially offset by new sales to Simmons. Industry analysts, retailers and competitors have reported that a general industry wide slowdown occurred in retail sales of household furniture and downward inventory adjustments during the first six months of 1996 and that incoming order rates to furniture manufacturers deteriorated significantly during that same period. As a result of these circumstances, Stratford sales have declined sharply.

Barcalounger net sales for the first six months of 1996 and 1995 were flat at approximately $19.2 million, reflective of a 4.5% decrease in the number of pieces sold and a 3.7% increase in average selling prices.

Consolidated cost of sales decreased 21.7% in first six months of 1996 to approximately $69.3 million, or 91.2% of net sales, as compared to $88.5 million, or 90.5% of net sales, in 1995. Stratford Company cost of sales increased to 94.6% of net sales in the first six months of 1996, as compared to 92.5% in the first six months of 1995. The increase in cost of sales as a percentage of net sales is primarily due to lower sales volume, which was greater than savings from reductions of fixed overhead costs. Barcalounger's cost of sales decreased to 81.5% of net sales in the first six months of 1996, as compared to 82.8% of net sales in the first six months of 1995. The decrease in cost of sales as a percentage of net sales was the result of increased second quarter sales and a slight reduction in fixed overhead costs.

Consolidated selling, administrative and general expenses for the first six months of 1996 and 1995 were approximately $11.9 million and $15.1 million, respectively, representing a decrease of 21.2%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volumes on smaller retail customers which generally have a higher commission rate, and continued organization-wide downsizing, where appropriate.

Other expenses, net, were approximately $1.5 million and $.7 million for the first six months of 1996 and 1995. The increase was primarily due to startup costs incurred relative to the Simmons contract.

No income taxes have been provided in the first six months of 1996 and 1995, respectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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





Date:  August 12, 1996