Form 10-Q
period 1996-09-28
FAIRWOOD CORP
filed 1996-11-12
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 28, 1996
               -------------------------------------------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM        TO
                                           ------    ------

                         Commission file number 0-18446

                              FAIRWOOD CORPORATION
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                              13-3472113
                    --------                              ----------
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

One Commerce Center
1201 N. Orange St., Suite 790, Wilmington, DE        19801
-------------------------------------------------------------
(Address Of Principal Executive Offices)           (Zip Code)

                                 (302) 884-6749
                                 --------------
              (Registrant'S telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   x       No
                                                    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Outstanding At
          Class                                      September 28, 1996
          -----                                      ------------------
Class A Voting, $.01 Par Value                                   500
-------------------------------                      ------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                   ------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                             September 28,    December 31,
                           Assets                                 1996            1995
                           ------                            ------------     -----------
                                                              (Unaudited)      (Audited)
Current Assets:

  Cash and cash equivalents                                   $      903          4,264
                                                                --------         ------

  Accounts and notes receivable:
    Trade                                                         24,896         29,545
    Due from affiliate                                             2,693          1,293
    Other                                                            718          1,542
                                                                --------         ------
                                                                  28,307         32,380
    Less allowance for discounts and doubtful accounts             1,774          1,857
    Less advances from factor                                     11,087         14,443
                                                                --------         ------
                                                                  15,446         16,080
                                                                --------         ------

  Inventories                                                     13,556         14,394

  Prepaid expenses and other current assets                        2,067          2,524
                                                                --------         ------

               Total current assets                               31,972         37,262
                                                                --------         ------


Property, plant and equipment, at cost                            31,261         30,875
  Less accumulated depreciation and amortization                  18,361         16,841
                                                                --------         ------
                                                                  12,900         14,034
                                                                --------         ------


Other assets                                                       2,126          2,125
                                                                --------         ------


                                                             $    46,998         53,421
                                                                ========         ======

                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                            September 28,    December 31,
                 Liabilities and Deficit                         1996            1995
                 -----------------------                    -------------    ------------
                                                             (Unaudited)      (Audited)
Current Liabilites:
  Current maturities of long-term debt:
    Revolving credit                                          $  187,222              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853        105,853
    Merger debentures                                             62,928         62,928
    Other                                                            180            170
  Overdraft                                                        1,457              -
  Accounts payable                                                 6,152          6,587
  Accrued expenses                                                76,739         46,820
  Federal and state income taxes                                   5,691          5,719
                                                               ---------      ---------

               Total current liabilities                         526,222        228,077
                                                               ---------      ---------
Long-term debt:
  Revolving credit                                                     -        171,369
  Senior subordinated debentures                                       -         80,000
  Senior subordinated pay-in-kind debentures                           -              -
  Merger debentures                                                    -              -
  Other                                                              190            370
                                                               ---------      ---------

                                                                     190        251,739

                                                               ---------      ---------

Deferred income taxes                                              1,318          1,318
Other liabilities                                                  3,611          3,222
                                                               ---------      ---------

                                                                   4,929          4,540
                                                               ---------      ---------
Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                               ---------      ---------
Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (     956)     (     956)
  Retained deficit                                             ( 539,435)     ( 486,027)
                                                               ---------      ---------

                                                               ( 484,443)     ( 431,035)
                                                               ---------      ---------

                                                              $   46,998         53,421
                                                               =========      =========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements Of Operations

                                 (In Thousands)



                                     Three Months Ended              Nine Months Ended
                               ---------------------------     ---------------------------

                               September 28,  September 30,    September 28,  September 30,
                                    1996           1995             1996           1995
                               -------------  -------------    -------------  -------------
Net sales                        $  34,422         38,473          110,413        136,277
                                   -------        -------          -------        -------


Cost of sales                       31,528         35,015          101,958        123,500
Selling, administrative and
  general expenses                   4,996          6,444           16,870         22,364
                                   -------        -------          -------        -------

                                    36,524         41,459          118,828        145,864
                                   -------        -------          -------        -------

Operating loss                    (  2,102)      (  2,986)        (  8,415)      (  9,587)


Interest income                         19             84              189            187


Interest on indebtedness          ( 15,073)      ( 14,751)       ( 44,700)       ( 43,808)


Other income (expenses), net      (     76)      (    199)       (    440)       (     36)
                                   -------        -------          -------        -------

Income (loss) before income
  taxes                           ( 17,232)      ( 17,852)       ( 53,366)       ( 53,244)

Provision for income taxes               -              -               -               -
                                   -------        -------         -------         -------

Net income (loss)                $( 17,232)      ( 17,852)       ( 53,366)       ( 53,244)
                                   =======        =======         =======         =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                          September 28, 1996    September 30, 1995
                                                          ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                   $ ( 53,366)           ( 53,244)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                               1,623               1,573
      (Gain) loss on sale of property, plant and equipment     (    122)           (     59)
  Changes in assets and liabilities:
        Accounts receivable                                       3,990               3,684
        Inventories                                                 838            (    183)
        Prepaid expenses and other current assets                   457            (     60)
        Overdraft                                                 1,457                   -
        Accounts payable                                       (    435)                310
        Accrued expenses                                         29,919              18,472
        Other, net                                                  360            (    250)
                                                                -------             -------
Cash used - operating activities                               ( 15,279)           ( 29,757)
                                                                -------             -------

Cash flows from investing activities:
  Proceeds from sale of Super Sagless assets                          -              15,750
  Capital expenditures                                         (    523)           (  1,772)
  Disposition of property, plant and equipment                      156                 427
                                                                -------             -------
Cash provided - investing activities                           (    367)             14,405
                                                                -------             -------

Cash flows from financing activities:
  Proceeds from revolving credit agreement                       15,853              26,743
  Proceeds from factoring of receivables                              -              15,568
  Repayment of revolving credit agreement and other            (    170)           ( 27,160)
  Repayment of proceeds to Factor                              (  3,356)                  -


  Dividends                                                    (     42)           (     36)
                                                                -------             -------
Cash provided - financing activities                             12,285              15,115
                                                                -------             -------

Increase (decreases) in cash and cash equivalents              (  3,361)           (    237)
Cash and cash equivalents:
  Beginning of period                                             4,264               4,615
                                                                -------             -------
  End of period                                              $      903               4,378
                                                                =======             =======
Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                   $   16,328              27,139
  Income taxes                                                       28                   3

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to Unaudited Condensed Consolidated Financial
Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and nine months ended September 28, 1996 and September 30, 1995, the financial position at September 28, 1996 and December 31, 1995 and the cash flows for the nine months ended September 28, 1996 and September 30, 1995. The results of operations for the three and nine month periods ended September 28, 1995 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation ("Fairwood") and subsidiaries audited financial statements included in the 1995 annual report on Form 10-K. Certain reclassifications of 1995 balances have been made to conform with 1996 presentation.

3. As of September 28, 1996 and pursuant to the terms of the accounts receivable Factoring Agreement entered into during 1995 by Stratford Company ("Stratford"), a division of a wholly-owned subsidiary of Fairwood, receivables sold which remain to be collected approximated $14.2 million, of which approximately $.8 million were sold with recourse.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                      September 28, 1996         December 31, 1995
                                      ------------------         -----------------
                                          (Unaudited)               (Audited)
         Raw materials                      $ 12,778                  12,857
         In process                            3,485                   3,532
         Finished goods                        7,456                   8,063
                                              ------                  ------
         Inventories at first-in,
           first-out                          23,719                  24,452
         LIFO reserve                         10,163                  10,058
                                              ------                  ------
         Inventories at LIFO                $ 13,556                  14,394
                                              ======                  ======



5. No provision for federal income taxes has been provided during the nine months ended September 28, 1996 and September 30, 1995, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from these positions.

6. The Internal Revenue Service ("IRS") has completed an audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 31, 1991 and has delivered to Fairwood a "30-day letter" and revenue Agent's Report ("RAR") proposing to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated Group were
   carried  back.   The cumulative proposed deficiency in Federal income tax
   arising from all of the proposed adjustments is approximately $70 million, before applicable statutory interest. Fairwood estimates that the aggregate proposed liability if all issues were resolved unfavorably would, together with statutory interest

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


   and state income tax, total approximately $115 million. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and has had a series of conferences with the IRS Appeals division regarding the issues. Moreover, recent tax legislation passed by both houses of Congress and awaiting President Clinton's signature would, on a retroactive basis, resolve in the Company's favor one of the issues in the case. The passage of recent tax legislation and certain retroactive provisions will substantially reduce the Company's obligation. The Company and the IRS Appeals Office handling the case have tentatively reached an agreement in principle regarding the settlement of the principal issues in the case. A final settlement on that basis is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying unaudited condensed consolidated balance sheets. However, the terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any such settlement will be reached with the Appeals division. Depending on the outcome of the discussion of the issues with the IRS Appeals division, Fairwood may litigate one or more of the issues in the case. The Company cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

7. On each of April 1, 1995, October 1, 1995, April 1, 1996 and October 1, 1996, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $54.1 million on the Fairwood Debentures, which includes $32.8 million due to Court Square Capital Limited ("CSCL"), an affiliate, is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of September 28, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders.
   In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. A motion was presented at a hearing on June 7, 1996 to dismiss the petition and the judge reserved decision. If Fairwood is unsuccessful in obtaining dismissal, Fairwood may convert the Chapter 7 case to a Chapter 11 case or permit a trustee to be appointed as part of a Chapter 7 proceeding.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of September 28, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates prior to January 2, 1997.

   The failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 28, 1996.

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

Liquidity and Capital Resources

At September 28, 1996, The Company had total indebtedness of approximately $436.4 million of which approximately $436.2 million was current (excluding $54.1 million of accrued interest on the Fairwood Debentures). At September 28, 1996, $373.1 million of the Company's total debt is owed to CSCL, an affiliate. Total indebtedness was approximately $420.7 million at December 31, 1995, of which $357.2 million was owed to CSCL (excluding $33.8 million of accrued interest on the Fairwood Debentures). The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

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

On each of April 1, 1995, October 1, 1995, April 1, 1996 and October 1, 1996, the Company failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $54.1 million on the Fairwood Debentures, which includes $32.8 million due to CSCL, is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of September 28, 1996.

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

The failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 28, 1996.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1995 and the first nine months of 1996, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 1996 were approximately $15.9 million. There were no repayments to CSCL during the first nine months of 1996. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally prohibited from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1996.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1997 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 28, 1996. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL prior to January 2, 1997. However, there can be no assurances that the Company will be able to negotiate such an extension, or that the terms of such extension will not be on terms less favorable than those currently in place.

There can be no assurance that Fairwood will be able to continue as a going concern. A Bankruptcy Petition was filed against Fairwood on January 3, 1996 by certain holders of the merger debentures. A motion was presented at a hearing on June 7, 1996 to dismiss the petition and the judge reserved decision. There is no way to know what the outcome of the judge's decision will be. At this time no decision has been made by Fairwood concerning its alternatives should the Court not dismiss the Petition.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1995 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 28, 1996 Versus Three Months Ended September 30,
1995

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1996 in comparison to the same period in 1995.

Consolidated net sales were approximately $34.4 million in the third quarter of 1996, a decrease of 10.6% from last year's third quarter consolidated net sales of approximately $38.5 million, due primarily to a reduction of sales at Stratford.

Third quarter 1996 net sales (including intercompany sales) by the Stratford Company decreased to approximately $25.6 million as compared to $31.0 million for the comparable period in 1995 or 17.4%. The decrease in net sales due to decreases in sales volume and changes in selling prices is partially offset by new sales to Simmons Upholstered Furniture Corporation ("Simmons") of approximately $3.4 million for the third quarter of 1996. Third quarter sales in 1996 to Stratford's larger national retail chain customers decreased 28.9%, while sales to smaller retail furniture store customers decreased 26.0%. Total Stratford volume, excluding sales to Simmons, decreased 19.7% during the third quarter of 1996 as compared to 1995. Volume to Stratford's larger national retail chain customers decreased 19.4%, while volume to Stratford's smaller retail furniture store customers decreased 20.0%. Sales declines at Stratford are the result of continuing internal and external factors compounded further by industry-wide softness in moderately priced residential furniture sales, the market that Stratford services and targets. Stratford's market strategy started, in 1995 to discontinue low margin and slow moving styles in conjunction with more stringent credit and sales terms, resulted in expected sales declines with smaller retail customers that have not abated. Sales to larger national retail customers have and are decreasing primarily due to ongoing conditions involving: (1) customer's reductions of inventory levels,
(2) consolidation of national customer stores, resulting in fewer sales outlets, (3) conflicts over Stratford's price increases and (4) the reduction and or elimination of furniture departments and sales.

Stratford's average selling prices decreased an average of 9.5%. Excluding sales to Simmons, who became an affiliate during November 1995, net sales for the third quarter of 1996 were approximately $22.2 million compared to approximately $31.0 million for the third quarter of 1995, a decrease of 28.4%.

Third quarter 1996 net sales by Barcalounger increased 18.3% to approximately $9.7 million as compared to $8.2 million for the comparable period in 1995. This increase in sales reflects an increase in total volume of 10.9%, and a 5.8% increase in average sales prices.

Consolidated cost of sales decreased 10.0% in the third quarter of 1996 to $31.5 million, or 91.6% of net sales, as compared to $35.0 million, or 91.0% of net sales, in 1995. Stratford Company cost of sales increased slightly to 95.5% of net sales in the third quarter of 1996, as compared to 93.8% in the third quarter of 1995. The increase is the result of an increase in overhead costs as a percentage of net sales. Barcalounger cost of sales increased in the third quarter of 1996 to 82.1% of net sales, as compared to 80.5% of in the third quarter of 1995.

Consolidated selling, administrative and general expenses for the third quarters of 1996 and 1995 were approximately $5.0 million and $6.4 million, respectively, representing a decrease of 21.9%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volume on smaller retail customers which generally have a higher commission rate, and continued reduction of the cost of the company's corporate expenses.

Other income (expenses), net, was approximately $(.1) million and $(.2) million for the third quarters of 1996 and 1995, respectively. The difference between the two years was primarily due to costs associated with divested operations.

Interest expense was approximately $15.1 million and $14.8 million for the third quarters of 1996 and 1995, respectively, representing an increase of 2.0%. The increase was due primarily to increased debt due to CSCL.

Nine Months Ended September 28, 1996 Versus Nine Months Ended September 30,
1995

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1996 in comparison to the same period in 1995.

Consolidated net sales were approximately $110.4 million in the first nine months of 1996, a decrease of 19.0% from last year's first nine months consolidated net sales of approximately $136.3 million, due primarily to a reduction of sales at Stratford.

Stratford net sales (including intercompany sales) for the first nine months of 1996 decreased 24.4% to approximately $83.5 million as compared to $110.8 million for the comparable period in 1995. Total Stratford volume, excluding sales to Simmons, has decreased 31.0% for the first nine months of 1996 as compared to the first nine months of 1995. Sales volume to the smaller retail customers has decreased 26.6%, while national account sales volume has decreased 35.5% in the first nine months of 1996 as compared to 1995. Stratford's average selling prices decreased 3.8% for the first nine months of 1996 as compared to the first nine months of 1995. The decrease in net sales due to decreases in sales volume and average selling prices is partially offset by new sales to Simmons of approximately $9.5 million for the first nine months of 1996. Sales declines at Stratford are the result of continuing internal and external factors compounded further by industry-wide softness in moderately priced residential furniture sales, the market that Stratford services and targets. Stratford's market strategy, started in 1995 to discontinue low margin and slow moving styles in conjunction with more stringent credit and sales terms, resulted in expected sales declines with smaller retail customers that have not abated. Sales to larger national retail customers have and are decreasing primarily due to ongoing conditions involving: (1) customer's reductions of inventory levels, (2) consolidation of national customer stores, resulting in fewer sales outlets, (3) conflicts over Stratford's price increases and (4) the reduction and or elimination of furniture departments and sales. As a result of these circumstance, Stratford sales have declined sharply.

Barcalounger net sales for the first nine months of 1996 increased 5.5% to approximately $28.9 million as compared to $27.4 million in 1995, reflective of a 0.1% increase in the number of pieces sold and 4.4% increase in average selling prices. Barcalounger sells higher priced merchandise which merchandise has not been affected by the industry wide slowdown.

Consolidated cost of sales decreased 17.4% in first nine months of 1996 to approximately $102.0 million, or 92.3% of net sales, as compared to $123.5 million, or 90.6% of net sales, in 1995. Stratford cost of sales increased to 96.2% of net sales in the first nine months of 1996, as compared to 92.9% in the first nine months of 1995. The increase in Stratford's cost of sales was caused by an under absorption of overhead due to the decrease in volume. Barcalounger's cost of sales remained essentially flat at 81.7% and 82.3% of net sales for the first nine months of 1996 and 1995, respectively.

Consolidated selling, administrative and general expenses for the first nine months of 1996 and 1995 were approximately $16.9 million and $22.4 million, respectively, representing a decrease of 24.6%. The decrease was due primarily to decreases in selling commissions as a result of the lower sales volume on smaller retail customers which generally have a higher commission rate, and continued organization-wide downsizing, where appropriate.

Other expenses, net, were approximately $0.5 million and $0.1 million for the first nine months of 1996 and 1995, respectively.

Interest expense was approximately $44.7 million and $43.8 million for the first nine months of 1996 and 1995, respectively, representing an increase of 2.0%. The increase was due primarily to increased debt due to CSCL.

No provision for federal income taxes has been provided in the first nine months of 1996 and 1995, respectively, as Fairwood is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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





Date:  November 11, 1996