Form 10-K405
period 1996-12-31
FAIRWOOD CORP
filed 1997-03-31
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                     December 31, 1996
                          -------------------------------------

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                       to
                              -----------------------  ---------------------
Commission file number                         0-18446
                      ------------------------------------------------------
                            Fairwood Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
----------------------------------------               ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
----------------------------------------               ----------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
                                                  ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          ------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                    None
                              (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1997.

On February 28, 1997, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                    PART I



ITEM 1.  BUSINESS

       Fairwood Corporation ("Fairwood"), is a privately-held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Ltd. ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture's operations were diversified and included the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988.

       The principal executive offices of Fairwood are located at One Commerce Center, 1201 Orange St., Suite 790, Wilmington, Delaware 19801. Fairwood is a holding company with no independent operations: its primary asset is all of the common stock of Consolidated Furniture.

       On July 29, 1994, substantially all of the assets and liabilities of Super Sagless Corporation ("Super Sagless"), a wholly-owned subsidiary of Consolidated Furniture, were sold to a third party for $40 million cash. Of the total sales price, $24.25 million was received in cash upon closing, $15 million was received in six months and $.75 million was received one year after closing. After considering the estimated costs of disposition, Super Sagless has recognized a gain before income taxes of approximately $21 million. The net proceeds from the sale were used to repay long-term debt owed to Court Square Capital Limited ("CSCL"), an affiliate of CVCL, under Consolidated Furniture's Credit Agreement with CSCL (the "Credit Agreement").

       Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. Fairwood has reached a tentative settlement subject to approval by IRS and the Joint Committee on Taxation. Furthermore, an involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. See Item 3. LEGAL PROCEEDINGS.

       Fairwood's subsidiary Consolidated Furniture is the parent of Furniture Comfort Corporation ("Furniture Comfort" formerly named Mohasco Upholstered Furniture Corporation) whose two operating divisions, Stratford Company ("Stratford") and Bacalounger Company ("Barcalounger") manufacture upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs and upholstered motion furniture, such as, modular sofas and living room and family room groups.

Operations

       Furniture Comfort, Consolidated Furniture's operating subsidiary through its Stratford and Barcalounger divisions, serves selected segments of the highly diversified $19+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Currently a diversified line of upholstered motion furniture is manufactured and sold under several brand names. While most products are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

       Stratford and Barcalounger operate as separate independent entities. Each division markets and manufactures one or more brands of furniture. Stratford makes and sells mid-priced upholstered stationary and motion furniture under the brand names Stratford, Stratolounger and Avon. Barcalounger manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners.

       The furniture industry is affected to a substantial degree by style, value and fashion. Stratford and Barcalounger participate in important furnishings market showings held during the year in a number of larger cities to acquaint retailers with the significant number of new products introduced each year. Each division frequently reviews its product lines to evaluate whether minor or major restyling of such lines is warranted. To generate new product and style ideas based upon consumer and retailer response, the divisions maintain in-house design staffs and contract with outside designers. The designers consult with manufacturing management to analyze the economic feasibility of producing new products based on their designs.

       Stratford and Barcalounger operate in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants at mid price points have continued to erode Stratford's market share. In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in order to maintain market share. Despite the inroads of these competitors over the past five years, Stratford and Barcalounger remain positioned among the largest manufacturers of upholstered stationary and motion furniture in the United States. However, Stratford sales have shown a continuous decrease. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES. For the years ended December 31, 1996, 1995, and 1994, net sales, including sales to Barcalounger, by Stratford were $114.0 million, $142.6 million and $176.6 million, respectively, and net sales by Barcalounger were $39.9 million, $36.9 million and $36.5 million, respectively.

       The furniture market is highly competitive and includes a large number of manufacturers, none of which dominates the market. Certain of these manufacturers produce a broader range of furniture than Stratford and Barcalounger, and many of them have greater financial and other resources. In addition, there are relatively few barriers to entry into the industry. Competition could require Stratford and Barcalounger to reduce prices, offer better credit terms, or increase spending on product development, marketing or sales, any of which could adversely affect the Company.

       Stratford targets a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sells mainly to large national retail furniture and department stores and has significant brand recognition.

       Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores and department stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products. The value and fine quality of its furniture is apparent as hardwood frames are emphasized and only the finest leather and fabric coverings are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the higher priced segment of the motion furniture industry.

       In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons, provides sales services and provides new product development services to Simmons. The products are manufactured using Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The term of the Agreement renews annually, unless terminated by either party. This agreement resulted in approximately $12.7 and $2.4 million of revenues in 1996 and 1995, respectively, and the reimbursement of $600,000 and $243,000 for new product development and $2,257,000 and $100,000 for selling expenses in 1996 and 1995, respectively.

       Stratford and Barcalounger are well known in the furniture industry which is characterized by a large number of relatively small manufacturers. The following are among the Company's larger competitors: Life Style Furnishings International, Furniture Brands International, La-Z-Boy, Klausner, Natuzzi, and Bassett, many of which have greater financial resources than the Company. Competition is intense at all levels, stressing price, style, fabric and product finish.


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

       The Stratford and Barcalounger operating divisions expended a total of $9,640,000 in the past five years for research and development programs of which $1,779,000, $2,149,000, and $2,467,000 was expended in 1996, 1995 and
1994, respectively.

Employees

       Fairwood has no employees but its subsidiaries and their operating divisions employed 1,999 persons at December 31, 1996. The Stratford and Barcalounger divisions have a long record of generally harmonious relations with employees.

Backlog

       The backlog of orders among Furniture Comfort's furniture operations was approximately $11,270,000 at December 31, 1996 and approximately $13,401,000 at December 31, 1995. It is expected that the backlog at December 31, 1996 will be filled in the current year. Furniture Comfort does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.

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

       Sears, Roebuck & Co. accounted for approximately 13 percent, 19 percent and 20 percent of Furniture Comfort's furniture sales during the years 1996, 1995 and 1994, respectively. Export sales for 1996, 1995 and 1994 were approximately 2 percent, 2 percent and 1 percent of sales, respectively.

Environmental and Raw Materials

       In 1996, there were no significant effects upon the capital expenditures, earnings and competitive position of Stratford and Barcalounger occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

       Raw materials purchased by Stratford and Barcalounger are all procured in the open market from a number of suppliers. In general, no major difficulties have been experienced in obtaining raw materials.

Patents

       Patents are not a significant consideration in the manufacture of most of Stratford and Barcalounger's products. Stratford and Barcalounger do not believe that their operating income is materially dependent on any one patent or license or group of related patents or licenses.


ITEM 2.  PROPERTIES

       The furniture manufacturing activities of the operating divisions are conducted in modern facilities of suitable construction. These facilities are in good operating condition, reasonably maintained and contain reasonably modern equipment. All of the principal items of machinery and equipment located in these facilities are owned by Furniture Comfort or its operating divisions.

       Stratford and Barcalounger also lease showroom and warehouse space throughout the United States for display and storage of products. Fairwood and Consolidated Furniture lease office space in Wilmington, Delaware.

       Stratford and Barcalounger believe that their plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

       As of December 31, 1996, Stratford and Barcalounger divisions have furniture facilities as follows:


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
                                                                  ---------

                                                                    372,670

                                                                  2,832,621
                                                                  ---------

       Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of CSCL granted in connection with the Credit Agreement (See Note 5 to the Company's Consolidated Financial Statements set forth in item 8).

       Stratford and Barcalounger believe that its properties are adequate to serve the current and anticipated needs of Stratford and Barcalounger without making capital expenditures materially higher than historical levels.

ITEM 3.  LEGAL PROCEEDINGS

       Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $122 million and eliminate substantially all of the net operating loss carryforwards. Under available administrative procedures, Fairwood has protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and State income taxes on the accompanying audited consolidated balance sheets. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurances can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements. See note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.

       On October 4, 1994, Consolidated Furniture was served with a complaint filed in U.S. District Court in Philadelphia by third party plaintiffs against Consolidated Furniture and its former subsidiary, Sloane Blabon Corporation, which engaged in the linoleum business, U.S. vs. Berks Associates, et al., Civ. No. 91-4868, E.D. PA. The original complaint in the case was filed by the Environmental Protection Agency against Berks Associates and others to recover over $200 million from twelve defendants (not including Consolidated Furniture) for costs incurred or to be incurred in connection with the investigation and remediation of a Super Fund site in Douglasville, Pennsylvania. The original defendants then sued over 600 third party defendants to share in the liability, if any. Sloane Blabon is alleged to have disposed of benzine at the site from 1949 through May, 1953, when Sloane Blabon sold its relevant assets to Congoleum Corporation. During the period in question, Sloane Blabon disposed of substantial quantities of benzine to Berks Associates at the Douglasville site. However, Consolidated Furniture does not believe its disposals were toxic as alleged. The damages sought from Sloane Blabon and Consolidated Furniture are unspecified. On August 28, 1995 Consolidated Furniture joined with five other Potentially Responsible Parties and made an offer of settlement to the EPA. Consolidated Furniture's share of the offer is approximately $190,000. The EPA has not rejected or accepted the offer.

       An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. These companies will continue to operate in the normal course of business.

       As of the date hereof, there are certain other legal proceedings pending, which arise out of the normal course of the Companies' business, the financial risk of which is not considered material in relation to the consolidated financial position of Fairwood.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

       Fairwood's common stock is privately held. At December 31, 1996 and 1995, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1996 and 1995. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer monies to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 5 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

               Five Year Summary of Consolidated Financial Data
                         (Dollar Amounts in Millions)

                                        Years ended December 31,
                          ----------------------------------------------------
                              1996      1995      1994      1993      1992
                              ----      ----      ----      ----      ----
Net sales                 $  151.3     176.8     244.9     261.5      267.0

Operating income (loss)     (  6.4)   ( 11.8)   (  8.2)      1.9     (104.4)

Interest expense, net       ( 61.2)   ( 58.6)   ( 53.4)   ( 46.6)    ( 43.6)

Gain on sale of subsidiary       -         -      20.8         -          -

Loss before extraordinary
 items                      ( 67.4)   ( 70.7)   ( 39.4)   ( 46.9)    (159.1)

Extraordinary items              -         -         -         -        1.9

Net loss                    ( 67.4)   ( 70.7)   ( 39.4)   ( 46.9)    (157.2)

Total assets                  46.6      54.1      95.6     113.6      105.1

Long-term debt, including
 current maturities *        453.1     420.7     415.4     386.0      330.8

Redeemable preferred stock      .1        .1        .1        .1         .1


* - Does not include accrued interest for 1996 and 1995 of $64.4 million and $37.3 million, respectively.

       Fairwood acquired Consolidated Furniture in a purchase transaction deemed to be effective as of July 3, 1988. In 1992, the excess of purchase cost over fair value of assets acquired in the purchase of Consolidated Furniture was written off due to the determined unrecoverability of these costs. Also in 1992, operations data includes the activities of Chromcraft Corporation ("Chromcraft") and Peters-Revington Corporation ("Peters-Revington") for the period from January 1 through April 23, 1992, which were sold to Chromcraft Revington, Inc., an affiliate through mergers that were consummated on April 23, 1992. In 1994, operations data includes the activities of Super Sagless for the period from January 1 through July 29, 1994. Accordingly, the data presented for 1994, 1993 and 1992 is not comparable with one another or 1996 and 1995.

       For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 4 and 13 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES

1996 vs 1995 Results of Operations

       Consolidated net sales of approximately $151.3 million for 1996 decreased 14.4% from 1995 net sales of approximately $176.8 million, due primarily to the significant reduction of sales at Stratford.

       Net sales (including intercompany sales) for 1996 by Stratford decreased 20% to approximately $114 million as compared to $142.6 million for 1995. During 1996 and 1995 net sales by Stratford include $12.7 million and $2.4 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford decreased 29.0% in 1996. Total volume in 1996 decreased 25.6%, while average selling prices decreased by approximately 4.8%. Sales in 1996 to Stratford's larger, national retail customers decreased 30.3%, while sales to smaller retail customers decreased 28.8%. The decrease in sales at Stratford was the result of internal and external factors. In 1995 Stratford altered its marketing strategy by discontinuing all styles with low profit margins and all styles with low sales volume. This change was a primary factor in causing decreased sales to smaller retail customers in 1995 and 1996. Sales to larger national retail customers decreased mainly due to weak 1996 sales in mid priced furniture and declining sales among the value merchandisers. In addition these conditions were adversely affected during 1995 and 1996 by (1) organizational realignment to lower inventory levels and reordering patterns, (2) the consolidation and closing of retail chain customers' stores not replaced by new store openings, (3) discontinuance of furniture departments and sales by certain large customers, and (4) continuing conflicts between Stratford and certain customers over price increases and more stringent sales terms.

       Net sales for 1996 by Barcalounger increased 8.1% to approximately $39.9 million as compared to $36.9 million for 1995. This increase in sales reflects an increase of 2.2% in the number of pieces sold in 1996 versus 1995, and a 4.7% increase in average selling prices. Beginning in 1993 and continuing throughout 1994, 1995 and 1996, Barcalounger added to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. By offering a finer, more exclusive product, Barcalounger was able to increase sales in 1995 and 1996 with those retail furniture store customers who specialize in higher-priced, better quality furniture. This change led to a sales mix which resulted in increases in average prices.

       Consolidated cost of sales decreased 15.4% in 1996 to approximately $136.2 million, or 90.0% of net sales as compared to $161.1 million, or 91.1% of net sales, in 1995. Stratford Company cost of sales decreased to 92.5% of net sales in 1996, as compared to 94.0% in 1995. Barcalounger cost of sales decreased to 80.5% of net sales in 1996 from 80.9% of net sales in 1995. Stratford cost of sales as a percentage of sales decreased in 1996 mainly because of better absorbing of overhead resulting from the reduction of overhead costs and a larger LIFO liquidation as a percent of sales in 1996. Barcalounger cost of sales as a percentage of net sales continued to decrease in 1996 due to the ongoing impact of the cost reduction and quality improvement programs initiated in 1994.

       Consolidated selling, administrative and general expenses decreased 21.9% to approximately $21.4 million in 1996 from approximately $27.5 million in 1995. The decrease was primarily due to the continued organization-wide downsizing, where appropriate, and continued reduction of general expenses through increased controls.

       Interest expense increased 4.3% to $61.4 million from $58.9 million due primarily to additional borrowings under the Credit Agreement.

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

       Consolidated Cost of sales decreased 25.7% in 1995 to approximately $161.1 million, or 91.1% of net sales, as compared to $216.8 million, or 88.6% of net sales, in 1994. Excluding Super Sagless, cost of sales were approximately $161.1 million and $191.1 million for 1995 and 1994, respectively, or 91.1% and 89.7% of net sales, respectively.

       Stratford Company cost of sales increased to 94.0% of net sales in 1995, as compared to 91.3% in 1994. Barcalounger cost of sales decreased to 80.9% of net sales in 1995 from 81.4% of net sales in 1994. Stratford cost of sales as a percentage of net sales increased in 1995 mainly because of under absorbing overhead resulting from lower sales volume, increases in prices of certain raw materials that could not be passed on as price increases, and unfavorable manufacturing variances caused by the need for smaller quantity and shorter manufacturing time. Barcalounger cost of sales as a percentage of net sales continued to decrease in 1995 due to continued impact of the cost reduction and quality improvement programs implemented during 1994.

       Consolidated selling, administrative and general expenses decreased
24.1% to approximately $27.5 million in 1995 from approximately $36.2 million in 1994. Excluding Super Sagless, selling, administrative and general expenses were approximately $27.5 million and $30.0 million in 1995 and 1994, respectively, a decrease of approximately 8.3%, primarily due to the continued organization-wide downsizing, where appropriate, and continued reduction of corporate expense through increased controls resulting from the decentralization and transfers of corporate functions to the operating companies completed during 1993 and 1994.

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


Liquidity and Capital Resources

       Capital requirements for operations during 1996 and 1995 were provided primarily by financing channels and operating cash flows at certain operating divisions.

       Fairwood had a working capital deficit of approximately $(224.3) million and $(190.8) million at December 31, 1996 and 1995, respectively. At December 31, 1996, Fairwood had long-term debt of approximately $453.1 million of which $169.0 million was current. Long-term debt at December 31, 1995 was approximately $420.7 million of which $169.0 million was current. Accrued interest on long-term debt was $64.4 million at December 31, 1996 and $37.4 million at December 31, 1995. Accrued interest is classified as a current liability.

       In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding,

Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1997.

       Throughout 1996, 1995 and 1994, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Borrowings from CSCL during the years ended December 31, 1996, 1995 and 1994 were approximately $32.6 million, $32.5 million and $31.2 million, respectively. However, during 1995 and 1994 a portion of the proceeds to Consolidated Furniture from the factoring of Stratford's trade accounts receivable and the sale of substantially all of the assets of Super Sagless of approximately $15 million and $40 million, respectively, were used to repay debt of Consolidated Furniture and its subsidiaries. All outstanding debt and accrued interest at December 31, 1996, excluding the $62.9 million of outstanding merger debentures plus $23.9 million accrued interest thereon and $0.4 million of capitalized lease obligations, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 1998. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.25% at December 31, 1996.
Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

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

       In July 1995, a portion of the proceeds to Consolidated Furniture from the sale of trade receivables of Stratford to a factor were used to repay secured, senior debt of Consolidated Furniture. At December 31, 1996, $9.7 million was the amount of the advance due to the Factor.

       Interest payments during the years ended December 31, 1996, 1995 and 1994 of approximately $34.4 million, $31.9 million and $52.9 million, respectively were primarily made through increased borrowings and the issue of additional pay-in-kind debentures. Principal payments of approximately $.2 million, $27.2 million and $25.9 million were made during the years ended December 31, 1996, 1995 and 1994, respectively.

       Annual maturities on debt for the years ended December 31, 1997 and 1998, are approximately $169.0 million and $284.2 million, respectively. Interest payments expected to be made for the years ended December 31, 1997, 1998 and 1999 are estimated to be approximately $38.3 million, $42.2 million and $46.4 million.

       On each of April 1, 1995, October 1, 1995, April 1, 1996 and October 1, 1996, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $60.8 million on the Fairwood Debentures, which includes $36.9 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 1996. See Note 5 to the accompanying Consolidated Financial Statements.

       Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 1996.

       Capital additions were approximately $.7 million, $2.4 million and $3.4 million for the years 1996, 1995 and 1994, respectively. The operating units, Stratford and Barcalounger anticipate making capital expenditures of approximately $.6 million during 1997, primarily for the purpose of maintaining and upgrading their manufacturing equipment, machinery and facilities. Stratford and Barcalounger have no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations of one of its subsidiaries, available credit facilities under the Company's revolving credit agreement with CSCL, and other financing arrangements. Consolidated Furniture and Furniture Comfort intend to pursue other sources of financing to the extent available and cost effective.

       Consolidated Furniture and the operating companies are dependent upon CSCL for funding of their debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through January 1997 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

       Consolidated Furniture anticipates that funds provided by operations and available credit facilities under the Credit Agreement will be available in 1997 to support the operations of Stratford and Barcalounger. However, as discussed above, funds provided by available credit facilities cannot be expected to be adequate to make transfers to Fairwood for cash interest payments due in 1997 on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture and its subsidiaries.

       An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. These companies will continue to operate in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Operations for the Years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Shareowners' Equity (Deficit) for the Years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

       Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:


       We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 44. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Fairwood will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has been notified by the Internal Revenue Service of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost of approximately $122 million, including interest, through the year ended December 31, 1996. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying audited consolidated balance sheets. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. As discussed in Notes 5 and 13 to the consolidated financial statements, Fairwood has failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995 and 1996 and does not expect to be able to make such payments in the future. Further, an involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, a motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankuptcy Court at some time in the future. These matters raise substantial doubt about the ability of Fairwood to continue as a going concern. Management's plans in regard to these matters are described in Notes 4, 5 and 13. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



                                        KPMG Peat Marwick LLP

Washington, D.C.
February 21, 1997

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                        (In thousands except share data)



Assets (note 5)                                              1996        1995
------                                                       ----        ----
Current assets:

 Cash and cash equivalents                                $     429       4,985
                                                            -------     -------

 Accounts and notes receivable:
   Trade (note 3)                                            23,673      29,545
   Due from affiliate (note 9)                                2,418       1,293
   Other                                                        648       1,542
                                                            -------     -------
                                                             26,739      32,380
   Less allowance for discounts and doubtful accounts         1,566       1,857
   Less advances from Factor (note 3)                         9,703      14,443
                                                            -------     -------
                                                             15,470      16,080
                                                            -------     -------

 Inventories (note 1)                                        13,625      14,394
                                                            -------     -------

 Prepaid expenses and other current assets (note 4)           2,468       2,524
                                                            -------     -------

           Total current assets                              31,992      37,983
                                                            -------     -------




Property, plant and equipment, at cost:
  Land                                                           84          84
  Buildings and improvements                                 12,591      12,591
  Machinery and equipment                                    15,949      15,717
  Leasehold improvements                                      2,359       2,334
  Construction in progress                                       51         149
                                                            -------     -------
                                                             31,034      30,875
  Less accumulated depreciation and amortization             18,709      16,841
                                                            -------     -------
                                                             12,325      14,034
                                                            -------     -------

Other assets                                                  2,260       2,125
                                                            -------     -------



                                                          $ 46,577       54,142
                                                            ======       ======


Liabilities and Shareowners' equity (deficit)                  1996        1995
---------------------------------------------                  ----        ----
Current liabilities:
 Overdraft                                                $     715         721
 Current maturities of long-term debt (notes 5 and 10):
    Senior subordinated pay-in-kind debentures              105,853     105,853
    Merger debentures                                        62,928      62,928
    Other                                                       180         170
 Accounts payable:
    Trade                                                     6,940       3,659
    Other (includes claims payable of $1,860 in
      1996 and $1,750 in 1995)                                2,896       2,928
 Accrued expenses (includes interest of $64,413 in
      1996 and $37,388 in 1995)                              71,095      46,820
 Federal and state income taxes                               5,699       5,719
                                                            -------     -------

            Total current liabilities                       256,306     228,798
                                                            -------     -------

 Long-term debt, less current maturities (notes 5 and 10):
   Revolving credit                                         203,992     171,369
   Senior subordinated debentures                            80,000      80,000
   Capitalized lease obligations                                190         370
                                                            -------     -------
                                                            284,182     251,739
                                                            -------     -------

Deferred Federal income taxes (note 4)                        1,524       1,318
Other liabilities (note 8)                                    2,513       3,222
                                                            -------     -------

                                                              4,037       4,540
                                                            -------     -------

Redeemable preferred stock (note 6):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares.  Liquidation value $100 per share.            100         100
                                                            -------     -------

Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 5 and 7):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares.                                   -           -
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                       10          10
  Additional paid-in capital                                 55,938      55,938
  Minimum pension liability (Note 8)                       (    539)   (    956)
  Accumulated deficit                                      (553,457)   (486,027)
                                                            -------     -------

                                                           (498,048)   (431,035)
                                                            -------     -------
Commitments and contingencies (notes 4, 5, 8, 9, 10,
  12 and 13)
                                                          $  46,577      54,142
                                                             ======      ======


          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                                 Years ended December 31,
                                             --------------------------------
                                               1996        1995        1994
                                             --------    --------    --------

                                                      (In thousands)

Net sales (notes 9 and 11)                 $  151,316     176,834     244,869
                                              -------     -------     -------

Cost of sales (note 9)                        136,242     161,091     216,834
Selling, administrative
 and general expenses (note 9)                 21,461      27,508      36,247
                                              -------     -------     -------

                                              157,703     188,599     253,081
                                              -------     -------     -------

Operating loss                               (  6,387)   ( 11,765)   (  8,212)

Interest income                                   198         316         498

Interest on indebtedness (notes 3 and 5)     ( 61,433)   ( 58,893)   ( 53,852)

Gain on sale of subsidiary (note 2)                 -           -      20,847

Other income (expenses), net                      249    (    378)      1,859
                                              --------    --------    -------

Loss before income taxes                    (  67,373)  (  70,720)   ( 38,860)

Provision for income
   taxes (note 4)                                   -           -         532
                                              -------     -------     -------


Net loss                                   $ ( 67,373)   ( 70,720)   ( 39,392)
                                              =======     =======     =======








          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1996, 1995 and 1994

                                 (In thousands)


                                  Common Stock    Additional    Minimum                Shareowners'
                                ----------------    Paid-in     Pension   Accumulated    Equity
                                Class A  Class B    Capital    Liability    deficit     (Deficit)
                                -------  -------    -------    ---------  -----------  ------------


Balance, January 1, 1994        $    -       10     55,938          -    (375,827)    (319,879)
Net loss                                                                 ( 39,392)    ( 39,392)
Adjustment to minimum
 pension liability (note 8)                                   ( 1,367)                (  1,367)
Preferred stock dividends                                                (     40)    (     40)
                                 -----    -----     ------     ------     -------      -------
Balance, December 31, 1994           -       10     55,938    ( 1,367)   (415,259)    (360,678)
Net loss                                                                 ( 70,720)    ( 70,720)
Adjustment to minimum
 pension liability (note 8)                                       411                      411
Preferred stock dividends                                                (     48)    (     48)
                                 -----    -----     ------     ------     -------      -------
Balance, December 31, 1995           -       10     55,938    (   956)   (486,027)    (431,035)
Net loss                                                                 ( 67,373)    ( 67,373)
Adjustment to minimum
 pension liability (note 8)                                       417                      417
Preferred stock dividends                                                (     57)    (     57)
                                 -----    -----     ------     ------     -------      -------
Balance, December 31, 1996           -       10     55,938    (   539)   (553,457)    (498,048)
                                 =====    =====     ======     ======     =======      =======





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                                 -------------------------------
                                                                  1996        1995        1994
                                                                 ------      ------      ------
                                                                        (In thousands)
Cash flows from operating activities:
Net loss                                                       ( 67,373)   ( 70,720)    ( 39,392)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                   2,170       2,075        2,974
  Gain on sale of Super Sagless assets                                -           -     ( 20,847)
  Loss (gain) on sale of property, plant and equipment               59    (     58)    (  1,636)
  Current period conversions of PIK debentures                        -           -       18,300
  Changes in assets and liabilities:
    Accounts receivable                                           5,350       6,567        3,079
    Inventories                                                     769       4,419        5,700
    Prepaid expenses and other current assets                       262    (     66)         849
    Accounts payable                                              2,098    (  2,082)    (  1,646)
    Accrued expenses                                             25,369      26,080        5,119
    Federal and state income taxes                             (     20)   (      6)          16
    Other, net                                                 (    427)   (    106)    (     69)
                                                                -------     -------      -------

Cash used - operating activities                               ( 31,743)   ( 33,897)    ( 27,553)
                                                                -------     -------      -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (    679)   (  2,413)    (  3,401)
  Proceeds from disposition of property,
   plant and equipment                                              159         427        3,929
  Proceeds from sale of Super Sagless assets                          -      15,750       22,379
                                                                -------     -------     --------

Cash provided (used) - investing activities                    (    520)     13,764       22,907
                                                                -------     -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                                   32,623      32,499       31,193
  Overdraft                                                    (      6)        721            -
  Proceeds from sale of receivables to Factor, net             (  4,740)     14,443            -
  Repayment of long-term debt                                  (    170)   ( 27,160)    ( 25,900)
                                                                -------     -------      -------

Cash provided - financing activities                             27,707      20,503        5,293
                                                                -------     -------      -------

Increase (decrease) in cash and cash equivalents               (  4,556)        370          647

Cash and cash equivalents:
  Beginning of period                                             4,985       4,615        3,968
                                                                -------     -------      -------
  End of period                                               $     429       4,985        4,615
                                                                =======     =======      =======

Supplemental schedule of cash flow information
----------------------------------------------

Cash paid during year for:
  Interest                                                    $  34,406      31,866       28,835
  Income taxes                                                       20           6          506

Conversion of accrued interest to PIK debentures                      -           -       24,091

Adjustment to minimum pension liability                        (    417)   (    411)       1,367




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

       Through its wholly-owned subsidiary, Consolidated Furniture, the Company manufactures and sells mid- and high-priced upholstered and motion furniture under the brand names Stratford, Stratolounger, Stratopedic, Avon and Barcalounger. The products are sold nationally to furniture retailers and department stores mainly through a commissioned sales force.

       Inventories

       All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. LIFO liquidations occurred during 1996 and 1995 which resulted in a reductions of cost of sales of approximately $2.3 million for each year.

       The components of inventory at December 31, are as follows (in thousands):

                                                         1996           1995
                                                         ----           ----

       Raw materials                                   $ 13,047        12,857
       In process                                         3,028         3,532
       Finished goods                                     5,163         8,063
                                                         ------        ------
       Inventories at first-in, first-out                21,238        24,452
       LIFO reserve                                       7,613        10,058
                                                         ------        ------
       Inventories at LIFO                             $ 13,625        14,394
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

         Revenue Recognition

         Revenue is recognized when title to furniture passes to the customer. The Company provides a reserve against estimated future customer returns under the warranty terms of sale.
                                     - 22 -

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Statements of Cash Flows

       Cash and cash equivalents include cash in banks and highly liquid short-term investments having a maturity of three months or less on the date of purchase.

       Income Taxes

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax bases at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized. Income tax expense is the amount payable for the year and the change during the period in deferred tax assets and liabilities.

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

       Impairment of Long-Lived Assets

       The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in 1996 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business.

       The Company reviews all long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount. If an assets is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired asset was a new investment decision. The Company generally measures fair value using industry knowledge, price quotes, when attainable, and other factors relevant to determine recoverability. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from such estimates.

       Reclassifications

       Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 financial statement presentation.

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

(3)    Trade accounts receivable

       On July 25 1995, Stratford Company, an operating division of Consolidated Furniture, entered into a factoring agreement to sell certain trade receivables on a recourse and nonrecourse basis. Receivables sold for which Stratford has not received written approval from the factor are with recourse. Only those receivables sold for which Stratford has received written credit approval from the factor are nonrecourse. Stratford retains credit risk for all recourse receivables and transfers the credit risk to the factor for all nonrecourse receivables.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    Trade accounts receivable

       Under the factoring agreement, advances may be made to Stratford for up to 75 percent of the aggregate purchase price of outstanding non-recourse receivables less the factoring commission and other fees. All advances are repayable upon demand and are settled with the factor's collection of the purchased receivables or the passing of 120 days after the due date of nonrecourse receivables. Stratford pays interest on the balance of the outstanding advances. The interest rate is the greater of 9 percent or Capital Bank's prime rate plus 1 percent. As of December 31, 1996, receivables sold which remain to be collected approximated $14,472,000 of which approximately $873,000 were sold with recourse. As of December 31, 1995, receivables sold which remain to be collected approximated $20,190,000 of which approximately $3,899,000 were sold with recourse.

       On December 10, 1996, Barcalounger Company, an operating division of Consolidated Furniture, entered into a factoring agreement with Capital Factors, Inc. to sell certain trade receivables on a recourse basis. Barcalounger retains credit risk for all receivables sold under the factoring agreement. Under the factoring agreement, advances may be made to Barcalounger for up to 80 percent of the aggregate purchase price of "eligible receivables" less factoring commissions and other fees and reserves. All advances are repayable upon demand and are generally settled with the factor's collection of the purchased receivables. Under the factoring agreement, Barcalounger pays interest on the balance of the outstanding advances at an interest rate equal to the greater of eight percent or one percent above the prime rate designated by Citibank, New York. As of December 31, 1996, no advances were outstanding under the Barcalounger factoring agreement.

(4)    Income Taxes

       Components of the provision for income taxes are summarized, in thousands, as follows:


                                                 Years ended December 31,
                                              -------------------------------
                                                 1996       1995        1994
                                               --------   --------     ------
Current:
  Federal                                     $      -         -            -
  State and local                                    -         -          532
                                                ------    ------       ------
                                                     -         -            -
Deferred                                             -         -            -
                                                ------    ------       ------
Total provision for income
 taxes                                        $      -         -          532
                                                ======    ======       ======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    Income Taxes (continued)

       The differences between the actual taxes and taxes computed at the U.S. Federal Income tax rate of 34% are summarized, in thousands, as follows:

                                                 Years ended December 31,
                                               ------------------------------
                                                 1996       1995       1994
                                                --------   --------   ------

Expected tax benefit computed
 at U.S. rate                               $   (22,906)   (24,045)   (13,393)
Increase in valuation
 allowance                                       24,802     26,865     15,467
State taxes, net of
 Federal benefit                                ( 2,658)   ( 2,820)   ( 1,542)
Other                                               762          -          -
                                                 ------     ------     ------

Total provision for income taxes               $      -          -        532
                                                 ======     ======     ======


       The tax effects of temporary differences as of December 31, 1996 and 1995, in thousands, are as follows:

                                                            1996        1995
                                                          -------     -------

       Deferred tax assets:
        Net operating loss carryforwards                  $ 86,284     59,713
        Accounts receivable                                    606        813
        Vacation and holiday pay                               315        421
        Accrued expenses                                     3,500      4,166
        Interest on merger debentures                        4,320      4,904
        Valuation allowance                                (93,501)   (68,699)
                                                            ------     ------
                                                          $  1,524      1,318
                                                            ======     ======

      Deferred tax liabilities:
        Property, plant and equipment                     $  1,524      1,318
                                                            ======     ======


       The valuation allowance for deferred tax assets as of January 1, 1994 was $41,834,000. The net changes in the total valuation allowance for the years ended December 31, 1996 and 1995 were increases of $24,802,000 and $26,865,000, respectively.

       At December 31, 1996, the Company's net operating loss carryforwards of approximately $225,603,000 expire in various years through 2011. However, the agreement in principle with the IRS (as described below) would result in a reduction of approximately $82,500,000 of the available net operating loss carryforwards and may also result in the reduction of net operating loss carryforwards generated in future years, if any.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    Income Taxes (continued)

       Net current deferred income tax benefits of $1,524,000 and $1,318,000 at December 31, 1996 and 1995, respectively, are included in other current assets in the accompanying consolidated balance sheets.

       Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $122 million and eliminate substantially all of the net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying audited consolidated balance sheets. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

(5)    Long-term Debt

       In conjunction with the Company's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, the Company issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through January 1997. In September 1996, Consolidated Furniture entered into the Fifteenth Amendment to the Credit Agreement which changed the covenant for liens on collateral granted pursuant to that certain

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)   Long-term Debt (continued)

Factoring Agreement dated September 1996 by and between Barcalounger and Capital Factors, Inc. In December 1996, Consolidated Furniture entered into the Sixteenth Amendment to the Credit Agreement which extended the maturity date to January 2, 1998. In January 1997, Consolidated Furniture entered into the Sixth Amendment to the Increasing Rate Senior Subordinated Debentures due January 2, 1997, which extended the due date to January 2, 1998. Proceeds from the disposition of certain operating companies, including the sale of substantially all the assets and liabilities of Super Sagless and proceeds from the factoring of Stratford's trade accounts receivable were used to repay a portion of the debts due under the Credit Agreement with CSCL.

       The outstanding debt at December 31, 1996 and 1995 was as follows (in thousands):


                                                                   December 31,
                                                                       1996
                                                                     Interest
Debt                                             1996      1995       Rates
----                                           --------  --------    -------
Revolving credit, due 1998                   $ 203,992   171,369      9-3/4%
Senior subordinated debentures, due 1998        80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures, due 2001                  105,853   105,853     15-1/2%
Merger debentures, due 2004                     62,928    62,928     16-7/8%
Other, due 1998                                    370       540        6%
                                               -------   -------

                                               453,143   420,690
Less current maturities                        168,961   168,951
                                               -------   -------
                                             $ 284,182   251,739
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

       All outstanding debt and accrued interest at December 31, 1996, excluding the $62.9 million of outstanding merger debentures plus $23.9 million accrued interest thereon and $0.4 million of capitalized lease obligations, is payable to CSCL.

       On each of April 1, 1995, October 1, 1995, April 1, 1996 and October 1, 1996, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $60.8 million on the Fairwood Debentures, which includes $36.9 million due to CSCL, is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 1996. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)   Long-term Debt (continued)

Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

       Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 1996 and 1995.

       The fair market value of the debentures and revolving credit debt cannot be reasonably estimated considering Fairwood's ongoing financial difficulties (Note 13).

       The aggregate maturities of long-term debt (including capitalized lease obligations) during the next five years and thereafter are as follows:
$168,961,000 in 1997; and $284,182,000 in 1998.

(6)    Redeemable Preferred Stock

       The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1996 and 1995, dividends payable were approximately $260,000 and $200,000, respectively.

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

       Pension expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                               -------------------------------
                                                 1996        1995       1994
                                               --------    --------    -------

  Current service cost                       $        -          -          -
  Interest cost                                   1,062        954        892
  Return on assets                               (1,018)    (  808)    (  829)
                                                  -----      -----      -----

                                             $       44        146         63
                                                  =====      =====      =====


       Information with respect to the retirement plans for 1996 and 1995 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, 1996 and 1995, respectively, and reconciles amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995, respectively (in thousands):


                                                             1996      1995
                                                            ------    ------

Actuarial present value of obligations:
  Vested                                                $   14,349    14,251
  Nonvested                                                     75       253
                                                            ------    ------
  Accumulated and projected benefit obligation              14,424    14,504
  Assets at fair value at December 31                       12,331    11,629
                                                            ------    ------
  Accumulated and projected benefit obligation
   in excess of assets                                       2,093     2,875
  Unrecognized net gain (loss)                             (   140)  (   631)
                                                            ------    ------
  Accrued pension cost at December 31                        1,953     2,244
  Adjustment for minimum liability                             539       956
                                                            ------    ------
  Pension liability at December 31                         $ 2,492     3,200
                                                            ======    ======

Assumptions:
   Interest rates for obligations                             7.75%     7.00%
   Long-term rate of return                                   9.00%     9.00%
   Salary increase rate                                        N/A       N/A

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)    Employee Benefit Plans (continued)

       Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

       Barcalounger Retirement Plan

       This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1996, 1995 and 1994, company contributions were $140,000, $133,000 and $120,000, respectively.

       Barcalounger Savings Plan

       This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 1996, 1995 and 1994, company matching contributions were $42,000, $38,000 and $36,000, respectively.

       Stratford Retirement Plan

       This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1996, 1995 and 1994, company contributions were $802,000, $648,000 and $1,039,000, respectively.

       Prior to the sale of Super Sagless, $252,500 was incurred for the year ended December 31, 1994 under the Super Sagless Retirement-Savings Plan, which covered Super Sagless employees with at least one year of service. No future contributions to the Super Sagless Plan by the Company are required.

       The Company also sponsors an investment plan. The plan previously covered all employees but, subsequent to the adoption of the Barcalounger and Super Sagless plans, noted above, this plan covers all employees not covered by such plans. At the date of adoption of the Barcalounger and Super Sagless plans, Barcalounger and Super Sagless participants' account balances were transferred to the Barcalounger and Super Sagless plans. Company contributions to the Company's investment plan were $2,000 in 1996, $2,000 in 1995 and $39,000 in 1994.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)    Related party transactions

       In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons and provides sales services and provides new product development services to Simmons. The products are manufactured utilizing Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The term of the Agreement renews annually, unless terminated by either party.

       Under the terms of the Agreement, in 1995, Stratford was paid by Simmons a standard predetermined labor and overhead rate for time and materials utilized for the benefit of Simmons. In 1996, Stratford earned a percentage of the Simmons gross margin on products manufactured, in addition to monthly services charges for new product development and selling activities performed by Stratford

       As a result of this Agreement, Stratford recognized approximately $12,722,000 and $2,400,000 of revenue in 1996 and 1995, respectively, from the manufacture and supply of product and was reimbursed by Simmons $600,000 and $243,000, respectively, for new product development and $2,257,000 and $100,000, respectively, for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying 1996 and 1995 consolidated statements of operations. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying 1996 and 1995 consolidated statements of operations. At December 31, 1996 and 1995, approximately $2,418,000 and $1,293,000, respectively, was due from Simmons under this Agreement.

(10)   Rental Commitments

       The Company and its subsidiaries lease certain manufacturing and warehousing facilities (capitalized leases), equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)   Rental Commitments (continued)

       Future minimum lease payments at December 31, 1996, under all non-cancelable leases are as follows (in thousands):


        Period                                        Capital       Operating
        ------                                        -------       ---------
        1997                                            197            1,381
        1998                                            196            1,109
        1999                                              -              947
        2000                                              -              471
        2001                                              -               26
                                                      -----           ------

        Total minimum lease payments                    393            3,934
                                                                      ======

        Less amounts representing interest               23
                                                      -----
        Total capitalized lease
         obligations                                    370
        Less current maturities of
         capitalized lease obligations                  180
        Capitalized lease obligations
         net of current maturities                  $   190
                                                      =====


       It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

         Rental expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                              --------------------------------
                                                 1996       1995       1994
                                               --------   --------   ---------

         Minimum Rentals
          (including cancel-
          able leases)                         $  2,115      1,946      4,314
         Sublease rentals                       (   291)   (   203)   (   285)
                                                 ------     ------     ------
                                               $  1,824      1,743      4,029
                                                 ======     ======     ======

(11)  Significant Customer

       The Company is engaged in only one segment of business, the manufacture of furniture. Sears Roebuck and Co. accounted for approximately 13 percent, 19 percent, and 20 percent of the Company's sales in each of the years 1996, 1995 and 1994, respectively.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   Contingencies

       Consolidated Furniture was served a complaint by third party plaintiffs against Consolidated Furniture and a former subsidiary. The original complaint in the case was filed by the Environmental Protection Agency to recover over $200 million from 12 defendants (not including Consolidated Furniture), for costs incurred in connection with the investigation and remediation of a Super Fund site. On August 28, 1995, Consolidated Furniture joined with 5 other Potentially Responsible Parties and made an offer of settlement to the EPA. Consolidated Furniture's share of the offer is approximately $190,000. The EPA has not rejected or accepted the offer.

       There were other contingent liabilities at December 31, 1996 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except the proposed adjustments delivered by the IRS, see note 4, is not material in relation to the consolidated financial position of the Company.


(13)   Liquidity

       Consolidated Furniture is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. As discussed in Note 5, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on April 1, 1995, October 1, 1995, April 1, 1996 and October 1, 1996 and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to secure their obligations under the Credit Agreement. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer monies to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1997.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   Liquidity (continued)

       Throughout portions of 1996, 1995, and 1994, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. Consolidated Furniture funded these interest obligations through increased borrowings from CSCL under the Credit Agreement. However, during 1994 and 1995 the proceeds from the disposition of certain operating companies, including the sale of substantially all of the assets and liabilities of Super Sagless were used to repay a portion of the debt due under the Credit Agreement with CSCL. Additionally, during 1995 a substantial portion of the $15 million in proceeds from the factoring of Stratford's trade account receivables was used to repay debt of Consolidated Furniture due under the Credit Agreement with CSCL.

       Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving line of credit line to Consolidated Furniture under the Credit Agreement which has enabled Consolidated Furniture to meet its debt service obligations. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring monies to the Company with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. Management believes funding from CSCL will be adequate for Consolidated Furniture's working capital requirements and any cash payments due on the debt of Consolidated Furniture through December 31, 1997.

       However, cash flow from Stratford, Barcalounger and their parent Companies Furniture Comfort and Consolidated Furniture will not be sufficient to permit the Company to make cash interest payments on Fairwood's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required during 1995 and 1996, see note 5, and will probably fail to make any future cash interest payments, the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   Liquidity (continued)

       An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. It is expected that currently these companies will continue to operate in the normal course of business.

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

                              Director     Position and Principal Occupation or
       Name              Age   Since       Employment Held During Last 5 Years
       ----              ---  --------     ------------------------------------

John B. Sganga            65   1990       Chief  Financial  Officer, Executive
                                          Vice President, Secretary and
                                          Treasurer since September 1989. Mr.
                                          Sganga has also been, inter alia, Chief
                                          Financial Officer, Executive Vice
                                          President, Secretary and Treasurer of
                                          Consolidated Furniture and Vice
                                          President, Treasurer and Secretary of
                                          each of Consolidated Furniture's
                                          subsidiaries since September 1989.
                                          Mr. Sganga has been a director of
                                          Consolidated Furniture and Furniture
                                          Comfort Corporation since February
                                          1990.

M. Saleem Muqaddam        49   1992       Vice  President, CVCL, an  affiliate
                                          of the Company, since 1989. Mr.
                                          Mugaddam is also vice president of
                                          CSCL, an affiliate of CVCL.
                                          Previously, Mr. Muqaddam spent 15
                                          years with Citibank, N.A., an
                                          affiliate of the Company, in senior
                                          managerial positions. Mr. Muqaddam is
                                          also a director of Consolidated
                                          Furniture, Furniture Comfort,
                                          Chromcraft Revington, Inc.,
                                          Pamida Holdings, Inc.,
                                          Plantronics, Inc., Furnishings
                                          International Inc. and Simmons
                                          Upholstered Furniture Corporation.


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

           The following were subsidiary presidents and may be deemed to be executive officers of the Company as of December 31, 1996:


                                                            Date Assumed
       Name              Age           Position               Position
      -----              ---           --------             ------------

Gary L. Parks             41       Chief Operating Officer     June 1996
                                   Stratford Division of
                                   Furniture Comfort
                                   Corporation.

Stephen R. Lake           50       President                   February 1995
                                   Stratford Division of
                                   Furniture Comfort
                                   Corporation.

Wayne T. Stephens         46       President and Chief         October 1992
                                   Executive Officer
                                   Barcalounger Division of
                                   Furniture Comfort
                                   Corporation


           There are no family relationships among any of the Company's directors or officers.

           The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

           Effective June 24, 1996 Mr. Parks was hired to the position of Chief Operating Officer of Stratford, a Division of Furniture Comfort Corporation. From 1986 to January 1995 he served in various positions with Simmons Upholstered Furniture Inc. including plant manager, division manager and finally as Vice President of manufacturing. From January 1995 to May 1996 he was President of Rosalco.

           Effective May 31, 1996 Mr. Lake resigned as President of Furniture Comfort Corporation and President and Chief Executive Officer of Stratford. Prior to his resignation he had been employed by the Company since February 1995 in his present position. From August 1994 to February 1995 he was the Chief Operating Officer of Stratford. From September 1991 to July 1994 he was the President and Chier Executive Officer of Super Sagless Corporation.

          In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies; he was president from January 1992 to October 1992 of Docktor Pet, Inc. and from October 1992 to April 1993 as President and Chief Executive Officer of the Barcalounger Division of Furniture Comfort
Corporation. While continuing in his role as President and Chief Executive Officer of the Barcalounger division, in April 1993, Mr. Stephens became a direct consultant to the Company and in January 1994 an employee of Barcalounger.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

          Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table


Name and                       Annual Compensation
Principal                      -------------------        All Other
Position             Year      Salary        Bonus       Compensation
---------            ----      ------        -----       ------------

John B. Sganga       1996     $150,000    $   25,000     $  9,113 (1)
Executive VP         1995      150,000        25,000        9,803 (1)
 and CFO             1994      150,000            -         7,766 (1)

Gary L. Parks        1996       96,058         9,250        2,290 (2)

Stephen R. Lake      1996      135,000             -            -
President            1995      250,000       100,000          552 (5)
Stratford            1994      213,686 (3) 1,147,721 (4)   51,849 (5)

Wayne T. Stephens    1996      185,000        96,885        3,661 (6)
President & CEO      1995      160,000       108,800        2,788 (6)
Barcalounger         1994      160,000        76,800        2,150 (6)

 (1) 1996 amount represents company contributions to the investment plan of $1,750 and $7,363 for automobile allowance. 1995 amount represents company contributions to the investment plan of $1,500 and $8,303 for the value of the use of a company vehicle. 1994 amount represents company contributions to the investment plan of $1,500 and $6,266 for the value of the use of a company vehicle.

 (2) 1996 amount represents $2,290 for the value of the use of a company vehicle.

 (3) 1994 includes Super Sagless base salary of $107,917.

 (4) 1994 amount includes Super Sagless special bonus of $1,047,721.

 (5) 1995 amount represents the value for the use of a company car. 1994 amount represents distribution from Super Sagless Retirement Plan of $51,849.

 (6) 1996 amount represents company contributions to the investment plan of $2,203 and $1,458 for the value of the use of a company vehicle. 1995 amount represents company contributions to the investment plan of $1,776 and $1,012 for the value of the use of a company vehicle. 1994 amount represents company contributions to the investment plan of $800 and $1,350 for the value of the use of a company vehicle.


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

       During 1996, 1995 and 1994, such contributions for Mr. Sganga were $1,750, $1,500 and $1,500, respectively. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings Plan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 8, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The company contribution for Mr. Lake in the Super Sagless Retirement-Savings Plan was $1,518. The Company contribution for Mr. Stephens was $2,203 and $1,776 in 1996 and 1995, respectively.

Incentive Plan

       Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1996 Plan Year were $216,119, including awards of $96,885 for Mr. Stephens and $9,250 for Mr. Parks. Total awards made for the 1995 Plan Year were $399,372, including awards of $108,800 for Mr. Stephens and $100,000 for Mr. Lake. Total awards made for the 1994 Plan Year were $519,000, including awards of $76,800 for Mr. Stephens and $267,721 for Mr. Lake.

       During 1994, Mr. Lake also received a $780,000 bonus associated with the sale of substantially all of the assets and liabilities of Super Sagless and a guaranteed bonus of $100,000 from Stratford.

Directors' Compensation

       As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1996.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders

       The Company's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1997, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

                                                    Percentage of
                              Number of       Outstanding Shares   Percentage
Name and Address         Shares of Company's      of Company's         of
of Beneficial Owner         Common Stock         Common Stock     Voting Power
------------------       -------------------  ------------------- ------------

Citicorp Venture Capital      1,000,100             99.98%            60%
  Ltd. *
  399 Park Avenue
  New York, NY  10043
Thomas F. Creamer                   100              0.01%            20%
Anthony C. Howkins                  100              0.01%            20%
John B. Sganga                        -              0.00%             0%
M. Saleem Muqaddam**          1,000,100             99.98%            60%

--------------------

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

Ownership by Directors and Officers

       As of February 28, 1997, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1996 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1996 and at December 31, 1996, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $389.8 million. See Note 5, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1996 the Company borrowed approximately $32.6 million from CSCL and made no payments to CSCL. During 1997 it is anticipated that approximately $36.5 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.

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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                              Page

         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report................................... 16-17
         Consolidated Balance Sheets at December 31, 1996 and 1995......    18
         Consolidated Statements of Operations for the Years ended
           December 31, 1996, 1995 and 1994 ............................    19
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1996, 1995 and 1994 ........    20
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 1996, 1995 and 1994 .............................    21
         Notes to Consolidated Financial Statements .................... 22-36




     2.  Financial Statement Schedule

         For the three years ended December 31, 1996:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves...................................   49



             Other schedules are omitted because of the absence of conditions under which they are required.

     3.  Exhibits

         Exhibits are listed by numbers corresponding to the Exhibit Table of
         Item 601 in Regulation S-K

         (3.1) Certificate of Incorporation of the Registrant, as amended incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-4 (the "Form S-4")).
         (3.2) By-Laws of the Registrant (incorporated by reference to exhibit 3.4 of the Form S-4).
         (3.3) Certificate of Amendment of Certificate of Incorporation, dated March 22, 1993 (incorporated by reference to Exhibit
                  3.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K")).
         (4.1) Indenture, dated as of August 15, 1989, between Fairwood Corporation, formerly MHS Holdings Corporation the "Company") and Bankers Trust Company, as Trustee, relating to the 16-7/8% Subordinated Pay-In-Kind Debentures due 2004 (the "Merger Debentures"), (incorporated reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 30, 1989 (the "1989 Third Quarter 10-Q")).
         (4.2) Form of Merger Debentures, included as Exhibit A to Exhibit 4.1, (incorporated by reference to Exhibit 4.2 of the 1989 Third Quarter 10-Q).
         (4.3) Pledge and Security Agreement, dated as of August 15, 1989,made by the Company to Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.3 of the 1989 Third Quarter 10-Q).
         (4.4) 15-1/2% Senior Subordinated Pay-In-Kind Debentures of the Company, dated as of September 22, 1989, issued to Citicorp Capital Investors Ltd. (incorporated by reference to Exhibit
                  4.6 of the 1989 Third Quarter 10-Q).
         (4.5) Pledge and Security Agreement, dated September 22, 1989, made by the Company to Citicorp Capital Investors Ltd., as Agent, (incorporated by reference to Exhibit 4.7 of the 1989 Third Quarter 10-Q).
         (4.6) Credit Agreement dated as of September 22, 1989 among Mohasco Corporation ("Mohasco"), Mohasco Upholstered Furniture Corporation, Chromcraft Corporation, Super Sagless Corporation, Choice Seats Corporation and Peters RevingtonCorporation and Citicorp Capital Investors Ltd. (the "Credit Agreement"), (incorporated by reference to Exhibit
                  4.8 of the Registrant's annual report on Form 10-K for the year ended December 31, 1989 (the "1989 Form 10-K")).
         (4.7) Amendment, dated December 15, 1989, to the Credit Agreement, (incorporated by reference to Exhibit 4.9 of the 1989 Form 10-K).
         (4.8) Amendment, dated March 13, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.10 of the 1989 Form 10-K).

         (4.9) Notice of Election and Waiver, dated March 13, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.11 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K")).
         (4.10) Term Note B, dated March 13, 1990, issued to Court Square Capital Limited, (incorporated by reference to Exhibit 4.12 of the 1989 Form 10-K).
         (4.11) Agreement and Waiver, dated August 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.13 of the 1990 Form 10-K).
         (4.12) Agreement and Waiver, dated September 5, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.14 of the 1990 Form 10-K).
         (4.13) Agreement and Waiver, dated September 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.14) Waiver and Amendment, dated September 15, 1990, to the Credit Agreement and letter, dated September 15, 1990, related thereto, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.15) Waiver and Fourth Amendment, dated as of December 31, 1990,to the Credit Agreement, (incorporated by reference to Exhibit
                  4.17 of the 1990 Form 10-K).
         (4.16) Revolving Credit Note, dated September 22, 1989, amended and restated as of September 15, 1990, issued to Court Square Capital Limited, and Endorsement No. 1 thereto, dated as of December 31, 1990, (incorporated by reference to Exhibit 4.18 of the 1990 Form 10-K).
         (4.17) Increasing Rate Senior Subordinated Debentures of Mohasco Corporation dated as of September 22, 1989 issued to Citicorp Capital Investors Ltd. (the "Senior Subordinated Debentures"), (incorporated by reference to Exhibit 4.13 of the 1989 Form 10-K).
         (4.18) Amendment, dated March 30, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.14 of the 1989 Form 10-K).
         (4.19) Second Amendment, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.21 of the 1990 Form 10-K).
         (4.20) Endorsement No. 1, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.22 of the 1990 Form 10-K).
         (4.21) Waiver, dated as of June 29, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.23 of the Registrant's annual report on Form 10-K for the year ended December 31,1991 the "1991 Form 10-K")).
         (4.22) Waiver, dated as of October 31, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.23) Waiver and Fifth Amendment, dated as of March 27, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).

         (4.24) Third Amendment, dated as of March 27, 1992, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.27 of the 1991 Form 10-K).
         (4.25) Endorsement No. 2, dated as of March 27, 1992, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.28 of the 1991 Form 10-K).
         (4.26) Sixth Amendment, dated as of April 23, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's second quarter report on Form 10-Q for the quarter ended June 27, 1992 (the "1992 Second Quarter 10-Q")).
         (4.27) Seventh Amendment, dated as of April 23, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.2 of the 1992 Second Quarter 10-Q).
         (4.28) Eighth Amendment, dated as of September 26, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's third quarter report on Form 10-Q for the quarter ended September 26,1992 (the "1992 Third Quarter 10-Q")).
         (4.29) Waiver and Ninth Amendment, dated as of February 4, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.32 of the 1992 Form 10-K).
         (4.30) Tenth Amendment, dated as of March 22, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.33 of the 1992 Form 10-K).
         (4.31) Recision of Waiver, dated as of April 30, 1993, to Credit Agreement, (incorporated by reference to Exhibit 4.1 of the Registrant's first quarter report on Form 10-Q for the quarter ended April 3, 1993 (the "1993 First Quarter 10-Q")).
         (4.32) Eleventh Amendment, dated as of March 25, 1994, to Credit Agreement, (incorporated by reference to Exhibit 4.35 of the 1993 Form 10-K).
         (4.33) Fourth Amendment, dated as of January 3, 1994, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.36 of the 1993 Form 10-K).
         (4.34) Factoring Agreement, dated as of July 25, 1995, between Capital Factors, Inc. and Stratford Company, a division of Furniture Comfort Corporation, (incorporated by reference to
                  Exhibit 4.37 of the 1995 Form 10-K).
         (4.35) Debt Subordination Agreement, dated as of July, 1995, between Capital Factors, Inc. and Consolidated Furniture Corporation, formerly Mohasco Corporation, (incorporated by reference to Exhibit 4.38 of the 1995 Form 10-K).
         (4.36) Lien Subordination Agreement, dated as of July 25, 1995, between Capital Factors, Inc. and Court Square Capital Limited, (incorporated by reference to Exhibit 4.39 of the 1995 Form 10-K).
         (4.37) Twelfth Amendment, dated as of November 30, 1995, to Credit Agreement, (incorporated by reference to Exhibit 4.40 of the 1995 Form 10-K).

         (4.38)   Fifth Amendment, dated as of January 2, 1996, to the Senior
                  Subordinated Debentures, (incorporated by reference to
                  Exhibit 4.41 of the Registrant's first quarter report on Form
                  10-Q for the quarter ended March 30, 1996 (the "1996 First
                  Quarter 10- Q")).
         (4.39)   Thirteenth Amendment, dated as of January 13, 1996, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.42 of the
                  Registrant's first quarter report on Form 10-Q for the
                  quarter ended March 30, 1996 (the "1996 First Quarter 10-
                  Q")).
         (4.40)   Fourteenth Amendment, dated as of March 25, 1996, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.43 of the
                  Registrant's first quarter report on Form 10-Q for the
                  quarter ended March 30, 1996 (the "1996 First Quarter 10-
                  Q")).
         (4.41)   Fifteenth Amendment, dated as of September 30, 1996, to
                  Credit Agreement.
         (4.42)   Sixteenth Amendment, dated as of December 31, 1996, to Credit
                  Agreement.
         (4.43)   Sixth Amendment, dated as of January 2, 1997, to the Senior
                  Subordinated Debentures.
         (4.44)   Factoring Agreement, dated as of December 10, 1996, between
                  Capital Factors, Inc. and Barcalounger Company, a division of
                  Furniture Comfort Corporation.
         (4.45)   Debt Subordination Agreement, dated as of December 10, 1996, between Capital Factors, Inc. and Consolidated Furniture
                  Corporation, formerly Mohasco Corporation.
         (4.46)   Lien Subordination Agreement, dated as of December 10, 1996, between Capital Factors, Inc. and Court Square Capital
                  Limited.
         (10.1)   Mohasco Executive Retirement Plan, (incorporated by reference to Exhibit 10.5 of the 1990 Form 10-K).
         (10.2)   Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.6 of the 1990 Form 10-K).
         (10.3)   Amendment, dated December 31, 1991, to the Mohasco Executive
                  Retirement Plan, (incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K).
         (10.4)   Agreement for Purchase and Sale of Assets among Super Sagless
                  Corporation, Mohasco Corporation, Leggett & Platt Furniture
                  Hardware Company and Leggett & Platt, Incorporated, dated
                  July 14, 1994, (incorporated by reference to Exhibit 2.1 of the 1994 Second Quarter 10-Q).
         (22.1)   List of Subsidiaries of the Registrant.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K for the three months ended December 31, 1996.

                                                                     Schedule II

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1996, 1995 and 1994
                                 (In Thousands)


                             Balance at   Additions    Deductions    Balance
                             beginning    charged to   from          at close
       Description           of period    earnings     reserves      of period
       -----------           ----------   ----------   ----------    ---------

Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          1996
          ----

Allowance for discounts      $    246          603          770           79
Allowance for doubtful
 accounts                       1,611          533          657        1,487
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,857        1,136        1,427        1,566
                               ======       ======       ======       ======




          1995
          ----

Allowance for discounts      $    324        1,251        1,329          246
Allowance for doubtful
 accounts                       2,432          781        1,602        1,611
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  2,756        2,032        2,931        1,857
                               ======       ======       ======       ======


          1994
          ----

Allowance for discounts      $    259        1,420        1,355          324
Allowance for doubtful
 accounts                       2,753          934        1,255        2,432
Allowance for estimated
 loss on claims                 1,050            -        1,050            -
                               ------       ------       ------        -----
                             $  4,062        2,354        3,660        2,756
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

                                        FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        -------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 26, 1997
                                        --------------






    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



                                                 Title
                                                 -----




/s/ John B. Sganga                               Director and Chief
-------------------------                        Financial Officer,
John B. Sganga                                   Executive Vice President,
                                                 Secretary and Treasurer
                                                 (principal executive,
                                                 financial and accounting
                                                 officer)

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----



/s/ M. Saleem Muqaddam                           Director
-----------------------------
M. Saleem Muqaddam