Form 10-Q
period 1997-03-29
FAIRWOOD CORP
filed 1997-05-13
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997
                 ---------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Outstanding at
          Class                                        March 29, 1997
          -----                                    -----------------------
Class A Voting, $.01 Par Value                                   500
------------------------------                     -----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 -----------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               March 29,      December 31,
                           Assets                                 1997            1996
                           ------                            -------------    ------------
                                                               (Unaudited)    (Audited)
Current Assets:

  Cash and cash equivalents                                   $      353            429
                                                                --------       --------


  Accounts and notes receivable:
    Trade                                                         23,963         23,673
    Due from affiliate                                             2,702          2,418
    Other                                                            742            648
                                                                --------       --------
                                                                  27,407         26,739
    Less allowance for discounts and doubtful accounts             1,614          1,566
    Less advances from factor                                      9,772          9,703
                                                                --------       --------
                                                                  16,021         15,470
                                                                --------       --------


  Inventories                                                     14,562         13,625

  Prepaid expenses and other current assets                        2,685          2,468
                                                                --------       --------


               Total current assets                               33,621         31,992
                                                                --------       --------



Property, plant and equipment, at cost                            31,073         31,034
  Less accumulated depreciation and amortization                  19,153         18,709
                                                                --------       --------

                                                                  11,920         12,325
                                                                --------       --------



Other assets                                                       2,261          2,260
                                                                --------       --------





                                                              $   47,802         46,577
                                                                ========       ========

                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                              March 29,      December 31,
                 Liabilities and Deficit                         1997            1996
                 -----------------------                    -------------    -----------
                                                              (Unaudited)      (Audited)
Current Liabilites:
  Overdraft                                                        4,221            715
  Current maturities of long-term debt:
    Revolving credit                                          $  203,992              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853        105,853
    Merger debentures                                             62,928         62,928
    Other                                                            180            180
  Accounts payable                                                 6,840          9,836
  Accrued expenses                                                89,272         71,095
  Federal and state income taxes                                   5,713          5,699
                                                                --------       --------

               Total current liabilities                         558,999        256,306
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        203,992
  Senior subordinated debentures                                       -         80,000
  Other                                                              190            190
                                                                --------       --------

                                                                     190        284,182
                                                                --------       --------

Deferred income taxes                                              1,524          1,524
Other liabilities                                                  2,859          2,513
                                                                --------       --------

                                                                   4,383          4,037
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (     539)     (     539)
  Retained deficit                                             ( 571,279)     ( 553,457)
                                                                --------       --------

                                                               ( 515,870)     ( 498,048)
                                                                --------       --------


                                                              $   47,802         46,577
                                                                ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Operations
                                 (In thousands)



                                                                   Three Months Ended
                                                                 -----------------------


                                                                 March 29,     March 30,
                                                                   1997          1996
                                                                 --------      --------
Net sales                                                       $  37,271         38,027
                                                                  -------        -------


Cost of sales                                                      33,819         35,261

Selling, administrative and
  general expenses                                                  5,789          6,262
                                                                  -------        -------


                                                                   39,608         41,523
                                                                  -------        -------


Operating loss                                                   (  2,337)      (  3,496)
                                                                  -------        -------


Interest income                                                         5             22


Interest on indebtedness                                         ( 15,527)      ( 14,657)


Other income (expenses), net                                           53       (    857)
                                                                  -------        -------


Loss before income taxes                                         ( 17,806)      ( 18,988)


Provision for income taxes                                              -              -
                                                                  -------        -------


Net loss                                                        $( 17,806)      ( 18,988)
                                                                  =======        =======




See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                   Three Months Ended
                                                                 -----------------------

                                                                  March 29,     March 30,
                                                                    1997          1996
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 17,806)     ( 18,988)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    474           535
      (Gain) loss on disposal of property, plant and equipment    (      9)            2
      Changes in assets and liabilities:
        Accounts receivable                                       (    620)        3,995
        Inventories                                               (    937)     (  1,491)
        Prepaid expenses and other current assets                 (    217)           96
        Accounts payable                                          (  3,012)     (  1,645)
        Accrued expenses                                            18,177        16,858
        Federal and state income taxes                                  14      (     28)
        Other, net                                                     345      (     15)
                                                                   -------       -------
Cash used - operating activities                                  (  3,591)     (    681)
                                                                   -------       -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                           9            11
  Capital expenditures                                            (     69)     (     94)
                                                                   -------       -------
Cash used - investing activities                                  (     60)     (     83)
                                                                   -------       -------

Cash flows from financing activities:
  Overdraft                                                          3,506         1,890
  Proceeds from Factor, net                                             69      (  3,997)
                                                                   -------       -------
Cash provided (used) - financing activities                          3,575      (  2,107)
                                                                   -------       -------
Decrease in cash and cash equivalents                             (     76)     (  2,871)
Cash and cash equivalents:
  Beginning of period                                                  429         4,264
                                                                   -------       -------
  End of period                                                  $     353         1,393
                                                                   =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                       $     378           140
  Income tax refunds (payments), net                                    14           712

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the three month periods ending March 29,1997 and March 30, 1996 the Company recognized $16 thousand and $14 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.
 .


Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended March 29, 1997 and March 30, 1996, and the financial position at March 29, 1997 and December 31, 1996. The results of operations for the three-month period ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1996 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Furniture Comfort Corporation ("Furniture Comfort") whose two operating divisions, Stratford Company ("Stratford") and Barcalounger Company ("Barcalounger") manufacture motion upholstered residential furniture.

3. As of March 29, 1997 and pursuant to the terms of the accounts receivable Factoring Agreement entered into during 1995 by Stratford, receivables sold which remain to be collected approximated $11.2 million, of which approximately $2.6 million were sold with recourse. As of March 29, 1997 and pursuant to the terms of the accounts receivable Factoring Agreement entered into during 1996 by Barcalounger, receivables sold with recourse which remain to be collected approximated $1.0 million.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                          March 29, 1997    December 31, 1996
                                          --------------    -----------------
                                            (Unaudited)         (Audited)
        Raw materials                       $ 12,882             13,047
        In process                             3,235              3,028
        Finished goods                         5,907              5,163
                                              ------             ------
        Inventories at
          first-in, first out                 22,024             21,238
        LIFO reserve                           7,462              7,613
                                              ------             ------
        Inventories at LIFO                 $ 14,562             13,625
                                              ======             ======

5. No provision for income taxes have been provided during the three months ended March 29, 1997 and March 30, 1996 as the Company is in a net operating loss carryforward position.

6. Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements





      and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $124 million and eliminate substantially all of the net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying audited consolidated balance sheets. The agreement in principle will also eliminate substantially all of the Company's available net operating loss carryforwards and may preclude the deduction of certain future interest expense. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

7. On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $67.6 million on the Fairwood Debentures, which includes $41.0 million due to CSCL, is included in accrued expenses in the accompanying consolidated balance sheet as of March 29, 1997. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Bankruptcy Court papers that it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements



8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of March 29, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1998.

      Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 29, 1997.

Item 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Certain information set forth or incorporated by reference herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At March 29, 1997 and December 31, 1996, the Company had total indebtedness of approximately $453.1 million of which approximately $452.9 million was current and approximately $389.8 million was owed to Court Square Capital Limited ("CSCL"), an affiliate. Accrued interest on total indebtedness was approximately $79.6 million and $64.4 million at March 29, 1997 and December 31, 1996, respectively. Approximately $53.0 million and $40.5 million of the accrued interest was owed to CSCL at March 29, 1997 and December 31, 1996, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). The Company had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort, which has operations that it conducts through its two divisions, Stratford and Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to secure the obligations under the Credit Agreement. Furniture Comfort is not an obligor on the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $67.6 million on the Fairwood Debentures, which includes $41.0 million due to CSCL, is included in accrued expenses in the accompanying consolidated balance sheet as of March 29, 1997.

An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Bankruptcy Court papers that it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 29, 1997.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1996 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. There were no borrowings from or repayments to CSCL during the first three months of 1997. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys. Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1997.

Consolidated furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of March 29, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1998. However, there can be no assurance that the Company will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

There can be no assurance that Fairwood will be able to continue as a going concern. A bankruptcy Petition was filed against Fairwood on January 3, 1996 by certain holders of merger debentures. Fairwood has converted the involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Bankruptcy Court papers that it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. There is no way to know what the outcome of the proceeding will be. At this time no decision has been made by Fairwood concerning its alternatives should the plan of reorganization not be approved.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1996 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended March 29, 1997 Versus Three Months Ended March 30, 1996

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1997 in comparison to the same period in 1996.

Consolidated net sales were approximately $37.3 million in the first quarter of 1997, a decrease of 1.8% from last year's first quarter consolidated net sales of approximately $38.0 million, due primarily due to a reduction of sales at Stratford.

First quarter 1997 net sales (including intercompany sales) by the Stratford Company decreased 10.5% to approximately $25.6 million as compared to $28.6 million for the comparable period in 1996. First quarter sales in 1997 to Stratford's larger national retail chain customers decreased 15.0%, while sales to smaller retail furniture store customers decreased by 8.3%. Total Stratford volume, excluding sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate, decreased 17.2% during the first quarter of 1997 as compared to 1996. Volume to Stratford's larger national retail chain customers decreased 12.5%, while volume to Stratford's smaller retail furniture store customers decreased 20.9%. Sales of woodworking items to other furniture manufacturers increased 96.4% during the first quarter of 1997 as compared to 1996. These decreases in sales and volume were due to a continuance of adverse factors carried over from 1995 and 1996 that includes a weakness in sales in mid priced furniture that Stratford targets. This was combined with decreased sales to value merchants and the larger chain store customers who now make up the bulk of Stratford's customer base. Stratford's strategy to improve margins and lower selling costs continues to be in conflict with certain customers and has slowed Stratford's attempt to recapture smaller stores' sales. The attempt to recapture lost sales with smaller customers is proceeding slowly.

Average selling prices decreased 4.4% during the first quarter of 1997 as compared to 1996. Excluding sales to Simmons, net sales for the first quarter of 1997 were approximately $22.6 million compared to approximately $25.5 million for the first quarter of 1996, a decrease of 11.4%. First quarter sales in 1997 to Simmons were approximately $3.0 million compared to approximately $2.8 million for the first quarter of 1996, an increase of 7.1%.

First quarter 1997 net sales by Barcalounger increased 21.8% to approximately $12.3 million as compared to $10.1 million in 1996. This increase in sales reflects an increase of 14.7% in the number of pieces sold in the first quarter of 1997 versus 1996, and a 6.2% increase in average selling prices.

Consolidated cost of sales decreased 4.2% in the first quarter of 1997 to $33.8 million, or 90.7% of net sales, as compared to $35.3 million, or 92.7% of net sales in 1996. Stratford Company cost of sales decreased to 95.8% of net sales in the first quarter of 1997, as compared to 96.8% in the first quarter of 1996. Stratford's decreased percentage of cost of sales is attributable to better overhead absorption and improved manufacturing variances. Barcalounger cost of sales decreased to 80.7% from 81.8% of net sales for the first quarters of 1997 and 1996, respectively.

Consolidated selling, administrative and general expenses for the first quarters of 1997 and 1996 were approximately $5.8 million and $6.3 million, respectively, representing a decrease of 7.9%. This decline is due to reduced sales commissions and selling expenses because of lower volume at Stratford and continued cost controls on a company wide basis.

Interest expense, was approximately $15.5 million and $14.7 million for the first quarters of 1997 and 1996, respectively, an increase of approximately 5.4%. The increase was primarily due to increased borrowings on the line of credit.

No income taxes have been provided in the first quarters of 1997 and 1996, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's audited consolidated financial statements as of December 31, 1996 included in the Company's Form 10-K, and footnote 6 to the Company's unaudited condensed consolidated financial statements included herein.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1996 for a description of pending legal action.

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





Date:  May 12, 1997