Form 10-Q
period 1997-06-28
FAIRWOOD CORP
filed 1997-08-13
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 28, 1997
                --------------------------------------------

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

                                                       Outstanding at
          Class                                          June 28, 1997
          -----                                    -----------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     -----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 -----------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                                June 28,      December 31,
                           Assets                                 1997            1996
                           ------                            -------------    ------------
                                                               (Unaudited)      (Audited)
Current Assets:

  Cash and cash equivalents                                   $      684            429
                                                                --------       --------
  Accounts and notes receivable:
    Trade                                                         25,261         23,673
    Due from affiliate                                               836          2,418
    Other                                                            589            648
                                                                --------       --------
                                                                  26,686         26,739
    Less allowance for discounts and doubtful accounts             4,448          1,566
    Less advances from factor                                     12,962          9,703
                                                                --------       --------
                                                                   9,276         15,470
                                                                --------       --------

  Inventories                                                     13,103         13,625

  Prepaid expenses and other current assets                        1,859          2,468
                                                                --------       --------

               Total current assets                               24,922         31,992
                                                                --------       --------

Property, plant and equipment, at cost                            30,868         31,034
  Less accumulated depreciation and amortization                  19,412         18,709
                                                                --------       --------
                                                                  11,456         12,325
                                                                --------       --------

Other assets                                                       2,261          2,260
                                                                --------       --------
                                                               $  38,639         46,577
                                                                 ========      ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                               June 28,      December 31,
                 Liabilities and Deficit                         1997            1996
                 -----------------------                    -------------    -----------
                                                             (Unaudited)      (Audited)
Current Liabilites:
  Overdraft                                                   $      967            715
  Current maturities of long-term debt:
    Revolving credit                                             216,022              -
    Senior subordinated debentures                                80,000              -
    Senior subordinated pay-in-kind debentures                   105,853        105,853
    Merger debentures                                             62,928         62,928
    Other                                                            190            180
  Accounts payable                                                 9,325          9,836
  Accrued expenses                                                93,398         71,095
  Federal and state income taxes                                   5,718          5,699
                                                                --------       --------

               Total current liabilities                         574,401        256,306
                                                                --------       --------

Long-term debt:
  Revolving credit                                                     -        203,992
  Senior subordinated debentures                                       -         80,000
  Other                                                                -            190
                                                                --------       --------

                                                                       -        284,182
                                                                --------       --------

Deferred income taxes                                              1,524          1,524
Other liabilities                                                  3,204          2,513
                                                                --------       --------

                                                                   4,728          4,037
                                                                --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100            100
                                                                --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948         55,948
  Minimum pension liability                                    (     539)     (     539)
  Retained deficit                                             ( 595,999)     ( 553,457)
                                                                --------       --------
                                                               ( 540,590)     ( 498,048)
                                                                --------       --------

                                                              $   38,639         46,577
                                                                ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                    Three Months Ended                 Six Months Ended
                                  -----------------------          -----------------------

                                  June 28,       June 29,          June 28,       June 29,
                                    1997           1996              1997           1996
                                  --------       --------          --------       ---------
Net sales                        $  34,475         37,702            71,746         75,991
                                   -------        -------           -------        -------

Cost of sales                       33,054         33,807            66,873         69,330

Selling, administrative and
  general expenses                  10,270          5,612            16,059         11,874
                                   -------        -------           -------        -------

                                    43,324         39,419            82,932         81,204
                                   -------        -------           -------        -------

Operating loss                    (  8,849)      (  1,717)         ( 11,186)      (  5,213)

Interest income                         83            148                88            170

Interest on indebtedness          ( 16,080)      ( 14,970)         ( 31,607)      ( 29,627)

Other income (expenses), net           143       (    607)              196       (  1,464)
                                   -------        -------           -------        -------

Loss before income taxes          ( 24,703)      ( 17,146)         ( 42,509)      ( 36,134)

Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------

Net loss                         $( 24,703)      ( 17,146)         ( 42,509)      ( 36,134)
                                   =======        =======           =======        =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                    FAIRWOOD CORPORATION AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Cash Flows
                                (In thousands)


                                                                    Six Months Ended
                                                                 -----------------------

                                                                  June 28,      June 29,
                                                                    1997          1996
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 42,509)     ( 36,134)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    967         1,079
      Gain on disposal of property, plant and equipment           (     60)     (      1)
      Changes in assets and liabilities:
        Accounts receivable                                          2,935         4,132
        Inventories                                                    522           223
        Prepaid expenses and other current assets                      609           723
        Accounts payable                                          (    544)     (    637)
        Accrued expenses                                            22,303        19,444
        Federal and state income taxes                                  19             -
        Other, net                                                     690           136
                                                                   --------      -------
Cash used - operating activities                                  ( 15,068)     ( 11,035)
                                                                   --------      -------

Cash flows from investing activities:
  Dispostion of property, plant and equipment                           60            24
  Capital expenditures                                            (     98)     (    161)
                                                                   -------       -------
Cash used - investing activities                                  (     38)     (    137)
                                                                   -------       -------
Cash flows from financing activities:
  Overdraft                                                            252           641
  Proceeds from long-term debt                                      12,030        11,410
  Repayment of long-term debt                                     (    180)     (    170)
  Proceeds from Factor, net                                          3,259      (  4,097)
                                                                   -------       -------
Cash provided - financing activities                                15,361         7,784
                                                                   -------       -------

Increase (decrease) in cash and cash equivalents                       255      (  3,388)
Cash and cash equivalents:
  Beginning of period                                                  429         4,264
                                                                   -------       -------
  End of period                                                  $     684           876
                                                                   =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                       $  12,830        11,731
  Income tax refunds (payments), net                              (     19)          712

Supplemental schedule of noncash operating and financing activities
In the six month periods ending June 28, 1997 and June 29, 1996 the Company recognized $33 thousand and $27 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and six months ended June 28, 1997 and June 29, 1996, the financial position at June 28, 1997 and December 31, 1996 and the cash flows for the six months ended June 28, 1997 and June 29, 1996. The results of operations for the three and six month periods ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1996 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Furniture Comfort Corporation ("Furniture Comfort") whose two operating divisions, Stratford Company ("Stratford") and Barcalounger Company ("Barcalounger") manufacture stationary and motion upholstered residential furniture.

3. As of June 28, 1997 and pursuant to the terms of the accounts receivable Factoring agreement entered into during 1995 by Stratford, receivables sold which remain to be collected approximated $12.0 million, of which approximately $7.4 million were sold with recourse. As of June 28, 1997 and pursuant to the terms of the accounts receivable Factoring agreement entered into during 1996 by Barcalounger, receivables sold with recourse which remain to be collected approximated $1.0 million.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           June 28, 1997     December 31, 1996
                                          --------------     -----------------
                                            (Unaudited)          (Audited)
         Raw materials                       $ 11,568             13,047
         In process                             2,946              3,028
         Finished goods                         5,896              5,163
                                               ------             ------
         Inventories at
           first-in, first-out                 20,410             21,238
         LIFO reserve                           7,307              7,613
                                               ------             ------
         Inventories at LIFO                 $ 13,103             13,625
                                               ======             ======

5. No provision for income taxes has been provided during the six months ended June 28, 1997 and June 29, 1996, as the Company is in a net operating loss carryforward position.

6. Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended
      July 11, 1988 through December 1991.   The report proposed to adjust
      Fairwood's taxable income in the years in issue

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements

      and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $127 million and eliminate substantially all of the net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying audited consolidated balance sheets. The agreement in principle will also eliminate substantially all of the Company's available net operating loss carryforwards and may preclude the deduction of certain future interest expense. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

7. On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $74.3 million on the Fairwood Debentures, which includes $45.1 million due to CSCL, is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of June 28, 1997. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's chapter 11 case to a chapter 7 liquidation or, alternatively, to appoint a chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements

      operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of Fairwood as of June 28, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1998.

      The failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 28, 1997.

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

Liquidity and Capital Resources

At June 28, 1997, the Company had total indebtedness of approximately $465.0 million of which all was current and approximately $401.9 million was owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $453.1 million at December 31, 1996, of which $169.0 million was current and approximately $389.8 million was owed to CSCL. Accrued interest on total indebtedness was approximately $83.2 million and $64.4 million at June 28, 1997 and December 31, 1996, respectively. Approximately $54.0 million and $40.5 million of the accrued interest was owed to CSCL at June 28, 1997 and December 31, 1996, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). The Company exercised its option during the first five years to pay interest on the Fairwood Debentures through the distribution of additional securities.

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

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $74.3 million on the Fairwood Debentures, which includes $45.1 million due to CSCL, is included in accrued expenses in the accompanying consolidated balance sheet as of June 28, 1997.


There can be no assurance that Fairwood will be able to continue as a going concern. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's chapter 11 case to a chapter 7 liquidation or, alternatively, to appoint a chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion or the appointment of a chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. There is no way to know what the outcome of the proceeding will be. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that Fairwood's direct and indirect subsidiaries will continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 28, 1997.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1996 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 1997 were approximately $12.0 million. There were no repayments to CSCL during the first six months of 1997. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.


Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1997.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of June 28, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1998. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1996 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.


Results of Operations

Three Months Ended June 28, 1997 Versus Three Months Ended June 29, 1996

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1997 in comparison to the same period in 1996.

Net sales on a consolidated basis were approximately $34.5 million in the second quarter of 1996, a decrease of 8.5% from last year's second quarter consolidated net sales of approximately $37.7 million, due primarily to a reduction of sales at Stratford.

Second quarter 1997 net sales (including intercompany sales) by the Stratford Company decreased 22.2% to approximately $22.8 million as compared to $29.3 million for the comparable period in 1996. Second quarter sales to Simmons Upholstered Furniture Corporation ("Simmons"), were approximately $2.6 million, a decrease of 19.3% from 1996 second quarter sales of $3.2 million. Second quarter sales in 1997 to Stratford's larger national retail chain customers decreased 33.5%, while sales to smaller retail furniture store customers decreased 22.4%. Total Stratford volume, excluding sales to Simmons decreased 27.3% during the second quarter of 1997 as compared to 1996. Volume to Stratford's larger national retail chain customers decreased 33.0%, while volume to Stratford's smaller retail furniture store customers decreased 22.1%. These decreases in sales and volume were the result of overall weakness in the sales of mid priced motion furniture by the furniture dealers that Stratford targets. Stratford's strategy to improve margins and lower selling costs continues to proceed slowly.

Stratford's average selling price for the quarter, which is dependent on the type of product and customer, decreased less than 1 percent for the comparable period in 1996. Excluding sales to Simmons, who became an affiliate during November 1995, net sales for the second quarter of 1997 were approximately $20.2 million compared to approximately $26.1 million for the second quarter of 1996, a decrease of 22.63%.

Second quarter 1997 net sales by Barcalounger increased 32.0% to approximately $12.0 million as compared to $9.1 million for the comparable period in 1996. This increase in sales reflects a increase in total volume of 24.2%, and a 6.9% increase in average sales prices.

Cost of sales on a consolidated basis decreased 2.2% in the second quarter of 1997 to $33.1 million, or 95.9% of net sales, as compared to $33.8 million, or 89.7% of net sales, in 1996. Stratford Company cost of sales increased to 103.6% of net sales in the second quarter of 1997, as compared to 92.5% in the second quarter of 1996. The increase is the result of increased manufacturing costs and reduced overhead absorption due to lower than planned production and sales volume. Barcalounger cost of sales were at 81.3% of net sales in the second quarter of 1997 and the second quarter of 1996.

Selling, administrative and general expenses on a consolidated basis for the second quarters of 1997 and 1996 were approximately $10.3 million and $5.6 million, respectively, representing a increase of 83.9%. The increase was due primarily to reserves taken in the second quarter by Stratford for expected non-collection of amounts due from a large national retail chain and the write down of non-performing assets and prepaid expenses.

Other income (expenses), net, were approximately $.1 million and ($.6) million for the second quarters of 1997 and 1996. The increase was primarily due to startup costs incurred relative to the Simmons contract during 1996.


Six Months Ended June 28, 1997 Versus Six Months Ended June 29, 1996

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1997 in comparison to the same period in 1996.

Net sales on a consolidated basis were approximately $71.7 million in the first six months of 1997, a decrease of 5.7% from last year's first six months consolidated net sales of approximately $76.0 million, due primarily to a reduction of sales at Stratford.

Stratford Company net sales (including intercompany sales) for the first six months of 1997 decreased 16.4% to approximately $48.4 million as compared to $57.9 million for the comparable period in 1996. Total volume has decreased 22.4% for the first six months of 1997 as compared to the first six months of 1996. Sales volume to the smaller retail customers has decreased 21.5%, while national account sales volume has decreased 23.4% in the first six months of 1997 as compared to 1996. Industry analysts, retailers and competitors have reported that a general industry wide slowdown occurred in retail sales of mid priced motion household furniture and downward inventory adjustments during the first six months of 1997 and that incoming order rates to furniture manufacturers deteriorated significantly during that same period. As a result of these circumstances, Stratford sales have declined sharply.

Barcalounger net sales for the first six months of 1997 were approximately $24.3 million, an increase of 26.6%, as compared to 1996 second quarter sales of $19.2 million, reflective of a 19.2 increase in the number of pieces sold and a 6.6% increase in average selling prices.

Cost of sales on a consolidated basis decreased 3.5% in first six months of 1997 to approximately $66.9 million, or 93.2% of net sales, as compared to $69.3 million, or 91.2% of net sales, in 1996. Stratford Company cost of sales increased to 99.5% of net sales in the first six months of 1997, as compared to 94.6% in the first six months of 1996. The increase in cost of sales as a percentage of net sales is primarily due to lower sales volume. Barcalounger's cost of sales decreased to 81.0% of net sales in the first six months of 1997, as compared to 81.5% of net sales in the first six months of 1996. The decrease in cost of sales as a percentage of net sales was the result of increased second quarter sales and a slight reduction in fixed overhead costs as a percentage of sales.

Selling, administrative and general expenses on a consolidated basis for the first six months of 1997 and 1996 were approximately $16.1 million and $11.9 million, respectively, representing an increase of 35.3%. The increase was due primarily to reserves taken in the second quarter for expected non-collection of amounts due from a large national retail chain and the write down of non-performing assets and prepaid expenses

Other income (expenses), net, were approximately $.2 million and ($1.5) million for the first six months of 1997 and 1996. The decrease was primarily due to startup costs incurred relative to the Simmons contract during 1996.

No income taxes have been provided in the first six months of 1997 and 1996, respectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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





Date:  August 11, 1997