Form 10-Q
period 1997-09-27
FAIRWOOD CORP
filed 1997-11-12
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997
                -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Outstanding at
          Class                                      September 27, 1997
          -----                                      ------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                       ------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                   ------------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)


                                                           September 27,    December 31,
                           Assets                               1997            1996
                           ------                          -------------    ------------
                                                             (Unaudited)      (Audited)

Current Assets:

  Cash and cash equivalents                                 $      709            429
                                                               -------       --------

  Accounts and notes receivable:
    Trade                                                       23,368         23,673
    Due from affiliate                                           3,675          2,418
    Other                                                          648            648
                                                               -------       --------
                                                                27,691         26,739

    Less allowance for discounts and doubtful accounts           4,826          1,566
    Less advances from factor                                   14,519          9,703
                                                               -------       --------
                                                                 8,346         15,470
                                                               -------       --------

  Inventories                                                   14,472         13,625

  Prepaid expenses and other current assets                      2,455          2,468
                                                               -------       --------


               Total current assets                             25,982         31,992
                                                               -------       --------



Property, plant and equipment, at cost                          30,859         31,034
  Less accumulated depreciation and amortization                19,787         18,709
                                                               -------       --------

                                                                11,072         12,325
                                                               -------       --------

Other assets                                                     1,821          2,260
                                                               -------       --------



                                                             $  38,875         46,577
                                                               =======       ========

                                                                     (Continued)

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                  (Dollars in thousands except share data)


                                                          September 28,    December 31,
                 Liabilities and Deficit                       1997            1996
                 -----------------------                  -------------    ------------
                                                           (Unaudited)     (Audited)

Current Liabilites:
  Overdraft                                                 $        -            715
  Current maturities of long-term debt:
    Revolving credit                                           229,408              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                          190            180
  Accounts payable                                               8,115          9,836
  Accrued expenses                                             104,824         71,095
  Federal and state income taxes                                 5,718          5,699
                                                              --------       --------

               Total current liabilities                       597,036        256,306
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        203,992
  Senior subordinated debentures                                     -         80,000
  Other                                                              -            190
                                                              --------       --------

                                                                     -        284,182
                                                              --------       --------

Deferred income taxes                                            1,524          1,524
Other liabilities                                                2,867          2,513
                                                              --------       --------

                                                                 4,391          4,037
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Minimum pension liability                                  (     539)     (     539)
  Retained deficit                                           ( 618,061)     ( 553,457)
                                                              --------       --------

                                                             ( 562,652)     ( 498,048)
                                                              --------       --------


                                                            $   38,875         46,577
                                                              ========       ========

        See accompanying notes to the Unaudited Condensed Consolidated
                            Financial Statements.

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

          Unaudited Condensed Consolidated Statements of Operations

                               (In thousands)


                                     Three Months Ended              Nine Months Ended
                               ----------------------------    ----------------------------

                               September 27,  September 28,    September 27,  September 28,
                                    1997           1996             1997           1996
                               -------------  -------------    -------------  -------------
Net sales                        $  32,918         34,422          104,664        110,413

Cost of sales                       32,222         31,528           99,095        101,958
Selling, administrative and
  general expenses                   6,373          4,996           22,432         16,870
                                   -------        -------          -------        -------


                                    38,595         36,524          121,527        118,828
                                   -------        -------          -------        -------


Operating loss                    (  5,677)      (  2,102)        ( 16,863)      (  8,415)


Interest income                          8             19               96            189


Interest on indebtedness          ( 16,466)      ( 15,073)       ( 48,073)       ( 44,700)


Other income (expenses), net            91       (     76)            287        (    440)
                                   -------        -------         -------         -------


Income (loss) before income
  taxes                           ( 22,044)      ( 17,232)       ( 64,553)       ( 53,366)

Provision for income taxes               -              -               -               -
                                   -------        -------         -------         -------


Net income (loss)                $( 22,044)      ( 17,232)       ( 64,553)       ( 53,366)
                                   =======        =======         =======         =======


         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                  Nine Months Ended
                                                             ---------------------------
                                                             September 27, September 28,
                                                                 1997          1996
                                                               --------      --------
Cash flows from operating activities:
  Net loss                                                    $( 64,553)     ( 53,366)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                               1,427         1,623
      Gain on disposal of property, plant and equipment        (     60)     (    122)
      Changes in assets and liabilities:
        Accounts receivable                                       2,308         3,990
        Inventories                                            (    847)          838
        Prepaid expenses and other current assets                    13           457
        Accounts payable                                       (  1,772)     (    477)
        Federal and state income taxes                               19             -
        Accrued expenses                                         33,729        29,919
        Other, net                                                  793           360
                                                                --------      -------
Cash used - operating activities                               ( 28,943)     ( 16,778)
                                                                --------      -------
Cash flows from investing activities:
  Dispostion of property, plant and equipment                        60           156
  Capital expenditures                                         (    174)     (    523)
                                                                -------       -------
Cash used - investing activities                               (    114)     (    367)
                                                                -------       -------
Cash flows from financing activities:
  Overdraft                                                    (    715)        1,457
  Proceeds from long-term debt                                   25,416        15,853
  Repayment of long-term debt                                  (    180)     (    170)
  Proceeds from Factor, net                                       4,816      (  3,356)
                                                                -------       -------
Cash provided - financing activities                             29,337        13,784
                                                                -------       -------

Increase (decrease) in cash and cash equivalents                    280      (  3,361)
Cash and cash equivalents:
  Beginning of period                                               429         4,264
                                                                -------       -------
  End of period                                               $     709           903
                                                                =======       =======

Supplemental schedule of cash flow information
Cash paid during year for:
  Interest                                                    $  18,709        16,328
  Income tax refunds (payments), net                           (     19)           28

Supplemental schedule of noncash operating and financing activities In the nine month periods ending September 27, 1997 and September 28, 1996 the Company recognized $51 thousand and $42 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

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

         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and nine months ended September 27, 1997 and September 28, 1996, the financial position at September 27, 1997 and December 31, 1996 and the cash flows for the nine months ended September 27, 1997 and September 28, 1996. The results of operations for the three and nine month periods ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation ("Fairwood") and subsidiaries audited financial statements included in the 1996 annual report on Form 10-K. Certain reclassifications of 1996 balances have been made to conform with 1997 presentation.

3. As of September 27, 1997 and pursuant to the terms of the accounts receivable Factoring Agreement entered into during 1995 by Stratford Company ("Stratford"), a division of a wholly-owned subsidiary of Fairwood, receivables sold which remain to be collected approximated $17.1 million, of which approximately $8.2 million were sold with recourse.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                      September 27, 1997         December 31, 1996
                                      ------------------         -----------------
                                          (Unaudited)               (Audited)

         Raw materials                      $ 11,754                  13,047
         In process                            3,321                   3,028
         Finished goods                        6,707                   5,163
                                              ------                  ------
         Inventories at first-in,
           first-out                          21,782                  21,238
         LIFO reserve                          7,310                   7,613
                                              ------                  ------
         Inventories at LIFO                $ 14,472                  13,625
                                              ======                  ======

5. No provision for federal income taxes has been provided during the nine months ended September 27, 1997 and September 28, 1996, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from these positions.

6. Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $131 million and eliminate substantially all of the

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

         net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying audited consolidated balance sheets. The agreement in principle will also eliminate substantially all of the Company's available net operating loss carryforwards and may preclude the deduction of certain future interest expense. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

         7. On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $81.1 million on the Fairwood Debentures, which includes $49.2 million due to Court Square Capital Limited ("CSCL"), is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of September 27, 1997. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc. (formerly Furniture Comfort Corporation), as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of Fairwood as of September 27, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1998.

         The failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 27, 1997.

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

Liquidity and Capital Resources

At September 27, 1997, The Company had total indebtedness of approximately $478.4 million of which all was current and approximately $415.3 was owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $453.1 million at December 31, 1996, of which $169.0 million was current and approximately $389.8 million was owed to CSCL. Accrued interest on total indebtedness was approximately $93.8 million and $64.4 million at September 27, 1997 and December 31, 1996, respectively. Approximately $61.9 million and $40.5 million of the accrued interest was owed to CSCL at September 27, 1997 and December 31, 1996, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Futorian Furnishings, Inc. ("Futorian Furnishings" formerly Furniture Comfort Corporation), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Futorian Furnishings is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to secure the obligations under the Credit Agreement.
Futorian Furnishings is not an obligor on the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $81.1 million on the Fairwood Debentures, which includes $49.2 million due to CSCL, is included in accrued expenses in the accompanying consolidated balance sheet as of September 27, 1997.

There can be no assurance that Fairwood will be able to continue as a going concern. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's chapter 11 case to a chapter 7 liquidation or, alternatively, to appoint a chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion or the appointment of a chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. There is no way to know what the outcome of the proceeding will be. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that Fairwood's direct and indirect subsidiaries will continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 27, 1997.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1996 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 1997 were approximately $25.4 million. There were no repayments to CSCL during the first nine months of 1997. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1997.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1998 and, accordingly, have been classified as current liabilities in the accompanying consolidated balance sheet as of September 27, 1997. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1998. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1996 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 27, 1997 Versus Three Months Ended September 28,
1996

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1997 in comparison to the same period in 1996.

Consolidated net sales were approximately $32.9 million in the third quarter of 1997, a decrease of 4.4% from last year's third quarter consolidated net sales of approximately $34.4 million, due primarily to a reduction of sales at Stratford.

Third quarter 1997 net sales (including intercompany sales) by the Stratford Company decreased to approximately $22.1 million as compared to $25.6 million for the comparable period in 1996 or 13.7%. Third quarter sales in 1997 to Stratford's larger national retail chain customers decreased 10.7%, while sales to smaller retail furniture store customers decreased 28.0%. Total Stratford volume, excluding sales to Simmons Upholstered Furniture Corporation ("Simmons"), decreased 22.0% during the third quarter of 1997 as compared to 1996. Volume to Stratford's larger national retail chain customers decreased 12.4%, while volume to Stratford's smaller retail furniture store customers decreased 29.8%. These decreases in sales volume were due to a continuance of adverse factors that includes a weakness in sales in mid priced furniture that Stratford targets, intense competition due to the overall softness in industry sales and the recent bankruptcy of Stratford's second and third largest customers. Moreover, Stratford's largest customer had reduced its number of selling units and inventory levels and consequently its purchases. These events are the main causes for the decrease in sales to the value merchants and the larger chain store customers who now make up the bulk of Stratford's customer base. Stratford's previous strategies to improve margins and lower selling costs was in conflict with certain customers and slowed and blocked Stratford's attempts to recapture smaller stores' sales in order to address the continued weakness in sales.

Stratford's top management team recently has been completely restructured and has reorganized sales and marketing policies, plans and strategies in order to address the continued weakness in sales.

Stratford's average selling prices increased an average of 2.4%. Excluding sales to Simmons, who became an affiliate during November 1995, net sales for the third quarter of 1997 were approximately $20.1 million compared to approximately $22.2 million for the third quarter of 1996, a decrease of 9.5%.

Third quarter 1997 net sales by Barcalounger increased 20.1% to approximately $11.7 million as compared to $9.7 million for the comparable period in 1996. This increase in sales reflects an increase in total volume of 12.8%, and a 7.0% increase in average sales prices.

Consolidated cost of sales increased 2.2% in the third quarter of 1997 to $32.2 million, or 97.9% of net sales, as compared to $31.5 million, or 91.6% of net sales, in 1996. Stratford Company cost of sales increased to 107.4% of net sales in the third quarter of 1997, as compared to 95.5% in the third quarter of 1996. The increase is the result of an increase in overhead costs as a percentage of net sales. Barcalounger cost of sales decreased in the third quarter of 1997 to 80.1% of net sales, as compared to 82.1% of in the third quarter of 1996.

Consolidated selling, administrative and general expenses for the third quarters of 1997 and 1996 were approximately $6.4 million and $5.0 million, respectively, representing an increase of 28.0%. The increase was due primarily to bankruptcy write-offs of certain Stratford customers.

Other income (expenses), net, was approximately $.1 million and $(.1) million for the third quarters of 1997 and 1996, respectively. The difference between the two years was primarily due to costs associated with divested operations.

Interest expense was approximately $16.5 million and $15.1 million for the third quarters of 1997 and 1996, respectively, representing an increase of 9.3%. The increase was due primarily to increased debt due to CSCL.

Nine Months Ended September 27, 1997 Versus Nine Months Ended September 28, 1996

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1997 in comparison to the same period in 1996.

Consolidated net sales were approximately $104.7 million in the first nine months of 1997, a decrease of 5.2% from last year's first nine months consolidated net sales of approximately $110.4 million, due primarily to a reduction of sales at Stratford.

Stratford net sales (including intercompany sales) for the first nine months of 1997 decreased 15.6% to approximately $70.5 million as compared to $83.5 million for the comparable period in 1996. Total Stratford volume, excluding sales to Simmons, has decreased 22.3% for the first nine months of 1997 as compared to the first nine months of 1996. Sales volume to the smaller retail customers has decreased 24.1%, while national account sales volume has decreased 20.1% in the first nine months of 1997 as compared to 1996. Stratford's average selling prices decreased 1.1% for the first nine months of 1997 as compared to the first nine months of 1996. The decrease in net sales due to decreases in sales volume and average selling prices is partially offset by a $2.8 million increase in wood component sales, an increase of 54.4%. These decreases in sales volume were due to a continuance of adverse factors that includes a weakness in sales in mid priced furniture that Stratford targets, intense competition due to the overall softness in industry sales and the recent bankruptcy of Stratford's second and third largest customers. Moreover, Stratford's largest customer had reduced its number of selling units and inventory levels and consequently its purchases. These events are the main causes for the decrease in sales to the value merchants and the larger chain store customers who now make up the bulk of Stratford's customer base. Stratford's previous strategies to improve margins and lower selling costs was in conflict with certain customers and slowed and blocked Stratford's attempts to recapture smaller stores' sales.

Stratford's top management team recently has been completely restructured and has reorganized sales and marketing policies, plans and strategies in order to address the continued weakness in sales.

Barcalounger net sales for the first nine months of 1997 increased 24.5% to approximately $36.0 million as compared to $28.9 million in 1996, reflective of a 17.1% increase in the number of pieces sold and 6.7% increase in average selling prices. Barcalounger sells higher priced merchandise which merchandise has not been affected by the industry wide slowdown.

Consolidated cost of sales decreased 2.8% in first nine months of 1997 to approximately $99.1 million, or 94.7% of net sales, as compared to $102.0 million, or 92.3% of net sales, in 1996. Stratford cost of sales increased to 102.0% of net sales in the first nine months of 1997, as compared to 96.2% in the first nine months of 1996. The increase in Stratford's cost of sales was caused by an under absorption of overhead due to the decrease in volume. Barcalounger's cost of sales decreased to 80.7% of net sales in the first nine months of 1997, as compared to 81.2% of net sales for the first nine months of 1996. The decrease in the consolidated cost of sales is due to the increase in Barcalounger as a percentage of total sales from 26.2% for the first nine months of 1996 to 34.4% for the first nine months of 1997.

Consolidated selling, administrative and general expenses for the first nine months of 1997 and 1996 were approximately $22.4 million and $16.9 million, respectively, representing a increase of 32.5%. The increase was due primarily to bankruptcy write-offs of certain Stratford customers.

Other income (expenses), net, were approximately $0.3 million and ($0.5) million for the first nine months of 1997 and 1996, respectively.

Interest expense was approximately $48.1 million and $44.7 million for the first nine months of 1997 and 1996, respectively, representing an increase of 7.6%. The increase was due primarily to increased debt due to CSCL.

No provision for federal income taxes has been provided in the first nine months of 1997 and 1996, respectively, as Fairwood is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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

                                           FAIRWOOD CORPORATION
                                           --------------------
                                               (Registrant)

                                         /s/ John B. Sganga
                                         ------------------
                                         John B. Sganga
                                         Chief Financial Officer,
                                         Executive Vice President,
                                         Secretary and Treasurer

Date:  November 10, 1997