Form 10-K405
period 1997-12-31
FAIRWOOD CORP
filed 1998-03-31
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                     December 31, 1997
                         ----------------------------------------------------
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________________ to _____________________

Commission file number                         0-18446
                      -------------------------------------------------------

                             Fairwood Corporation
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
------------------------------------------         --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
------------------------------------------         --------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          -------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1998.

On February 28, 1998, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

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

      Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. Fairwood has reached a tentative settlement subject to approval by IRS and the Joint Committee on Taxation. Furthermore, an involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance, pending further proceedings, the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. See Item 3. LEGAL PROCEEDINGS.

      Fairwood's subsidiary Consolidated Furniture is the parent of Futorian Furnishings, Inc. ("Futorian" formerly Furniture Comfort Corporation) whose two operating divisions, Stratford Division ("Stratford") and Bacalounger Division ("Barcalounger") manufacture upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs and upholstered motion furniture, such as, modular sofas and living room and family room groups.

Operations

      Futorian, Consolidated Furniture's operating subsidiary, through its Stratford and Barcalounger divisions, serves selected segments of the highly diversified $19+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Currently a diversified line of upholstered motion furniture is manufactured and sold under several brand names. While most products are moderately priced and designed to appeal to a wide range of furniture buyers, certain products have been successfully targeted to a more selective, higher priced market. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

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

      Stratford and Barcalounger operate in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants at mid price points have continued to erode Stratford's market share. Barcalounger has been able to maintain its market share by focusing on its core high-end high-quality
product lines.   In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in an attempt to maintain market share. However, Stratford sales have shown a continuous decrease. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES. For the years ended December 31, 1997, 1996 and 1995, net sales, including sales to Barcalounger, by Stratford were $100.6 million, $114.0 million and $142.6 million, respectively, and net sales by Barcalounger were $49.7 million, $39.9 million and $36.9 million, respectively.

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

      Stratford targets a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sells mainly to large national retail furniture and department stores and has strong brand recognition.

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

      In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons, provides sales services and provides new product development services to Simmons. The products are manufactured using Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The term of the Agreement renews annually, unless terminated by either party. This agreement resulted in approximately $11.2, $12.7 and $2.4 million of revenues in 1997, 1996 and 1995, respectively, and the reimbursement of $600,000, $600,000 and $243,000 for new product development and $2,029,000, $2,257,000 and $100,000 for selling expenses in 1997, 1996 and 1995, respectively.

      In response to Stratford's eroding market share Stratford continues to make changes to its operations primarily to improve the efficiency of its production process and to reduce overhead and administration costs. The agreement with Simmons allows Stratford to utilize certain excess capacity. In December 1997, Stratford, in response to the continued erosion of sales, significantly reduced its production activity in Okolona, Mississippi. As a result of the significantly reduced activity, Stratford recognized a loss of $1.4 million primarily for certain severance costs. Stratford believes that by reducing the activity at this facility and centralizing the majority of production in its New Albany, Mississippi facility, Stratford will be better able to react to continually changing market conditions.

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

Research and Development

      Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, Futorian believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, Futorian conducts research and development activities which are decentralized and directed by its individual operating divisions.

      The Stratford and Barcalounger operating divisions expended a total of $10,960,000 in the past five years for research and development programs of which $1,945,000, $1,779,000, and $2,149,000 was expended in 1997, 1996 and
1995, respectively.

Employees

      Fairwood has no employees but its subsidiaries and their operating divisions employed 2,074 persons at December 31, 1997. The Stratford and Barcalounger divisions have a long record of generally harmonious relations with employees.

Backlog

      The backlog of orders among Futorian's furniture operations was approximately $17,830,000 at December 31, 1997 and approximately $11,270,000 at December 31, 1996. It is expected that the backlog at December 31, 1997 will be filled in the current year. Futorian does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.

Seasonality, Major Customers and Export Sales

      There are seasonal factors which affect Futorian's business. Spring and fall are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of Futorian's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of Futorian's activities for vacation periods of one or two weeks in July has a limiting effect on production as well as sales. Futorian maintains adequate levels of inventory to meet seasonal demands.

      Sears, Roebuck & Co. accounted for approximately 9 percent, 13 percent and 19 percent of Futorian's furniture sales during the years 1997, 1996 and 1995, respectively. Export sales for 1997, 1996 and 1995 were approximately 2 percent of sales for each of the three years.

Environmental and Raw Materials

      In 1997, there were no significant effects upon the capital expenditures, earnings and competitive position of Stratford and Barcalounger occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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


ITEM 2.  PROPERTIES

      The furniture manufacturing activities of the operating divisions are conducted in modern facilities of suitable construction. These facilities are in good operating condition, reasonably maintained and contain reasonably modern equipment. All of the principal items of machinery and equipment located in these facilities are owned by Futorian or its operating divisions.

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

      As of December 31, 1997, Stratford and Barcalounger divisions have furniture facilities as follows:

     Location                     Use                          Square Footage
     --------                     ---                          --------------
Stratford
Leased
  New Albany, MS          Manufacturing plant                      1,060,786
  Okolona, MS             Manufacturing plant                        613,233
  Eupora, MS              Manufacturing plant                        314,693
  Guntown, MS             Warehouse                                  216,000
  Ontario, CA             Manufacturing plant                        228,000
  High Point, NC          Showroom                                    27,386
  San Francisco, CA       Showroom                                    10,390
                                                                   ---------

                                                                   2,470,488
                                                                   ----------

Owned
  Chicago, IL             Office and showroom                         35,000
  New Albany, MS          Manufacturing plant                         32,463
                                                                   ---------

                                                                      67,463
                                                                   ---------

Barcalounger
Leased
  Rocky Mount, NC         Manufacturing plant                       364,000
  High Point, NC          Showroom                                    9,808
  San Francisco, CA       Showroom                                    2,945
                                                                  ---------

                                                                    376,753
                                                                  ---------

                                                                  2,914,704
                                                                  ---------

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

ITEM 3.  LEGAL PROCEEDINGS

      Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the period July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $132.3 million and eliminate substantially all of the net operating loss carryforwards. Under available administrative procedures, Fairwood has protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and State income taxes on the accompanying audited consolidated balance sheets set forth in item 8. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurances can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its consolidated financial statements. See note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.

      On October 4, 1994, Consolidated Furniture was served with a complaint filed in U.S. District Court in Philadelphia by third party plaintiffs against Consolidated Furniture and its former subsidiary, Sloane Blabon Corporation, which engaged in the linoleum business, U.S. vs. Berks Associates, et al., Civ. No. 91-4868, E.D. PA. The original complaint in the case was filed by the Environmental Protection Agency against Berks Associates and others to recover over $200 million from twelve defendants (not including Consolidated Furniture) for costs incurred or to be incurred in connection with the investigation and remediation of a Super Fund site in Douglasville, Pennsylvania. The original defendants then sued over 600 third party defendants to share in the liability, if any. Sloane Blabon is alleged to have disposed of benzine at the site from 1949 through May 1953, when Sloane Blabon sold its relevant assets to Congoleum Corporation. During the period in question, Sloane Blabon disposed of substantial quantities of benzine to Berks Associates at the Douglasville site. However, Consolidated Furniture does not believe its disposals were toxic as
alleged.   The damages sought from  Sloane Blabon and Consolidated Furniture are unspecified. On August 28, 1995 Consolidated Furniture joined with five other Potentially Responsible Parties and made an offer of settlement to the EPA. Consolidated Furniture's share of the offer is approximately $190,000. The EPA has not rejected or accepted the offer.

      An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance, pending further proceedings, the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. These companies will continue to operate in the normal course of business.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

      Fairwood's common stock is privately held. At December 31, 1997 and 1996, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1997 and 1996. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 5 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                Five Year Summary of Consolidated Financial Data
                          (Dollar Amounts in Millions)

                                        Years ended December 31,
                              --------------------------------------------
                              1997      1996      1995      1994      1993
                              ----      ----      ----      ----      ----

Net sales                 $  148.1     151.3     176.8     244.9      261.5

Operating income (loss)     ( 20.6)   (  6.4)   ( 11.8)   (  8.2)       1.9

Interest expense, net       ( 65.5)   ( 61.2)   ( 58.6)   ( 53.4)    ( 46.6)

Gain on sale of subsidiary       -         -         -      20.8          -

Net loss                    ( 86.1)   ( 67.4)   ( 70.7)   ( 39.4)    ( 46.9)

Total assets                  57.4      46.6      54.1      95.6      113.6

Long-term debt, including
 current maturities *        505.8     453.1     420.7     415.4      386.0

Redeemable preferred stock      .1        .1        .1        .1         .1


* - Does not include accrued interest for 1997, 1996 and 1995 of $91.4 million, $64.4 million and $37.3 million, respectively.

      Fairwood acquired Consolidated Furniture in a purchase transaction deemed to be effective as of July 3, 1988. In 1994, operations data includes the activities of Super Sagless for the period from January 1 through July 29, 1994. Accordingly, the data presented for 1994 and 1993 is not comparable with one another or 1997, 1996 and 1995.

      For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 4 and 13 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES

Certain statements in this Management's Discussion and Analysis ("MD&A") and elsewhere in this Form 10-K for 1997 into which this MD&A is incorporated are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements.

1997 vs 1996 Results of Operations

      Consolidated net sales of approximately $148.1 million for 1997 decreased 2.1% from 1996 net sales of approximately $151.3 million, due to the significant reduction of sales at Stratford.

         Net sales (including intercompany sales) for 1997 by Stratford decreased 11.8% to approximately $100.6 million as compared to $114.0 million for 1996. During 1997 and 1996 net sales by Stratford include $11.2 million and $12.7 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford decreased 8.4% in 1997. Total volume, excluding frame and coil sales which accounted for 10.6% of sales in 1997 and 6.4% in 1996, in 1997 decreased 16.0%, while average selling prices decreased by approximately
 .5%. Sales in 1997 to Stratford's larger, national retail customers decreased 13.0%, while sales to smaller retail customers decreased 18.9%. These decreases in sales volume were due to a continuance of adverse factors that includes a weakness in sales in mid-priced furniture that Stratford targets, intense competition due to the overall softness in industry sales and the recent bankruptcy of Stratford's second and third largest customers. Moreover, Stratford's largest customer had reduced its number of selling units and inventory levels and consequently its purchases. These events are the main causes for the decrease in sales to the value merchants and the larger chain store customers who now make up the bulk of Stratford's customer base. Stratford's previous strategies to improve margins and lower selling costs were in conflict with certain customer's marketing strategies and slowed and blocked Stratford's attempts to recapture smaller stores' sales.

      Net sales for 1997 by Barcalounger increased 24.6% to approximately $49.7 million as compared to $39.9 million for 1996. This increase in sales reflects an increase of 17.0% in the number of pieces sold in 1997 versus 1996, and a 6.8% increase in average selling prices. Beginning in 1993 and continuing throughout 1994, 1995, 1996 and 1997, Barcalounger added to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. By offering a finer, more exclusive product, Barcalounger was able to increase sales in 1997 and 1996 with those retail furniture store customers who specialize in higher-priced, better quality furniture. This change led to a sales mix which resulted in increases in average prices.

      Consolidated cost of sales increased 4.2% in 1997 to approximately $142.0 million, or 95.9% of net sales as compared to $136.2 million, or 90.0% of net
sales, in 1996.    Stratford  Company  cost  of  sales, including intercompany sales, increased to 103.5% of net sales in 1997, as compared to 93.4% in 1996. Barcalounger cost of sales was 80.6% of net sales in 1997 and 1996. Stratford cost of sales as a percentage of sales increased in 1997 mainly because of inefficiencies and costs incurred when Stratford moved product lines from the Okolona facility to the New Albany facility and intense price competition.

      Consolidated selling, administrative and general expenses increased 24.8% to approximately $26.7 million in 1997 from approximately $21.4 million in 1996. The increase was due primarily to costs related to two of Stratford's major customers declaring bankruptcy in 1997.

      Interest expense increased 6.7% to $65.5 million from $61.4 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources.

1996 vs 1995 Results of Operations

      Consolidated net sales of approximately $151.3 million for 1996 decreased 14.4% from 1995 net sales of approximately $176.8 million, due primarily to the significant reduction of sales at Stratford.

      Net sales (including intercompany sales) for 1996 by Stratford decreased 20% to approximately $114 million as compared to $142.6 million for 1995. During 1997 and 1996 net sales by Stratford include $12.7 million and $2.4 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford decreased 29.0% in 1996. Total volume in 1996 decreased 25.6%, while average selling prices decreased by approximately 4.8%. Sales in 1996 to Stratford's larger, national retail customers decreased 30.3%, while sales to smaller retail customers decreased 28.8%. The decrease in sales at Stratford was the result of internal and external factors. In 1995 Stratford altered its marketing strategy by discontinuing all styles with low profit margins and all styles with low sales volume. This change was a primary factor in causing decreased sales to smaller retail customers in 1995 and 1996. Sales to larger national retail customers decreased mainly due to weak 1996 sales in mid priced furniture and declining sales among the value merchandisers. In addition these conditions were adversely affected during 1995 and 1996 by (1) organizational realignment to lower inventory levels and reordering patterns, (2) the consolidation and closing of retail chain customers' stores not replaced by new store openings, (3) discontinuance of furniture departments and sales by certain large customers, and (4) continuing conflicts between Stratford and certain customers over price increases and more stringent sales terms.

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

Liquidity and Capital Resources

      Capital requirements for operations during 1997 and 1996 were provided primarily by financing channels and operating cash flows at certain operating divisions.

      Fairwood had a working capital deficit of approximately $(258.6) million and $(224.3) million at December 31, 1997 and 1996, respectively. At December 31, 1997, Fairwood had long-term debt of approximately $505.8 million of which $169.0 million was current. Long-term debt at December 31, 1996 was approximately $453.1 million of which $169.0 million was current. Accrued interest on long-term debt was $91.4 million at December 31, 1997 and $64.4 million at December 31, 1996. Accrued interest is classified as a current liability.

      In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1998.

      Throughout 1997, 1996 and 1995, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Borrowings from CSCL during the years ended December 31, 1997, 1996 and 1995 were approximately $50.8 million, $32.6 million and $32.5 million, respectively. However, during 1995 a portion of the proceeds to Consolidated Furniture from the factoring of Stratford's trade accounts receivable and proceeds from the sale of substantially all of the assets of Super Sagless of approximately $15 million and $16 million, respectively, were used to repay debt of Consolidated Furniture and its subsidiaries. All outstanding debt and accrued interest at December 31, 1997, excluding the $62.9 million of outstanding merger debentures plus $34.5 million accrued interest thereon, $0.2 million of a capitalized lease obligation and $2.1 million of a mortgage obligation, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 1999. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.5% at December 31, 1997. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

      In 1995, proceeds to Consolidated Furniture from the disposition of Super Sagless of $15 and $.75 million, which was primarily used to repay $13 million of secured, senior debt of Consolidated Furniture were received in January and July of 1995.

      In July 1995, a portion of the proceeds to Consolidated Furniture from the sale of trade receivables of Stratford to a factor were used to repay secured, senior debt of Consolidated Furniture. In January 1997, Barcalounger received $1.0 million under a factoring agreement and transferred the funds to Stratford. At December 31, 1997, $15.6 million was the amount of the advances due to the Factor from Stratford and Barcalounger.

      Interest payments during the years ended December 31, 1997, 1996 and 1995 of approximately $38.5 million, $34.4 million and $31.9 million, respectively were primarily made through increased borrowings and the issue of additional pay-in-kind debentures. Principal payments of approximately $.2 million, $.2 million and $27.2 million were made during the years ended December 31, 1997, 1996 and 1995, respectively.

      Annual maturities on debt for the years ended December 31, 1997 and 1998, are approximately $169.0 million and $334.8 million, respectively. Interest payments expected to be made for the years ended December 31, 1998, 1999 and 2000 are estimated to be approximately $41.9 million, $46.0 million and $50.2 million.

      On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $87.8 million on the Fairwood Debentures, which includes $53.3 million due to CSCL, is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 1997. See Note 5 to the accompanying Consolidated Financial Statements.

      Based on the terms of the Fairwood Debentures, the failure to make the interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 1997.

      Capital additions were approximately $3.0 million, $.7 million and $2.4 million for the years 1997, 1996 and 1995, respectively. The operating units, Stratford and Barcalounger anticipate making capital expenditures of approximately $2.4 million during 1998, primarily for the purpose of maintaining and upgrading their manufacturing equipment, machinery and facilities. Stratford and Barcalounger have no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations of one of its subsidiaries, available credit facilities under the Consolidated Furniture's revolving credit agreement with CSCL, and other financing arrangements. Consolidated Furniture and Futorian intend to pursue other sources of financing to the extent available and cost effective.

      Consolidated Furniture, Futorian and the operating divisions are dependent upon Court Square Capital Limited ("CSCL") for funding of their debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through January 1998 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

      Consolidated Furniture anticipates that funds provided by operations and available credit facilities under the Credit Agreement will be available in 1998 to support the operations of Stratford and Barcalounger. However, as discussed above, funds provided by available credit facilities cannot be expected to be adequate to make transfers to Fairwood for cash interest payments due in 1998 on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture and its subsidiaries.

      On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month.

      An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance, pending further proceedings, the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. These companies will continue to operate in the normal course of business.

Year 2000 Compliance

      Fairwood has evaluated the costs necessary to make its and its subsidiaries computer systems year 2000 compliant. The bulk of these costs are expected to be incurred during fiscal year 1998 and are estimated to be approximately $250,000.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income (SFAS
130) which will require Fairwood to change the display of comprehensive income and its components within the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1997 and 1996
Consolidated Statements of Operations for the Years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Shareowners' Equity (Deficit) for the Years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the Years ended December 31, 1997,
 1996 and 1995
Notes to Consolidated Financial Statements

Independent Auditor's Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Fairwood Corporation and Subsidiaries ("Fairwood") as of December 31, 1997 and 1996, and the related consolidated statements of operations, and shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 44. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Fairwood will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, Fairwood has been notified by the Internal Revenue Service ("IRS") of proposed adjustments to its Federal income tax returns for the years 1988 through 1991. Such adjustments would result in a net tax cost to Fairwood Corporation of approximately $132.3 million, including
interest, through the year ended December 31, 1997.   Fairwood believes that
the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in federal and state income taxes on the accompanying audited consolidated balance sheet.

The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. As discussed in Notes 5 and 13 to the consolidated financial statements, Fairwood has failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995, 1996 and 1997 and does not expect to be able to make such payments in the future. Further, an involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a motion seeking to convert Fairwood's Chapter 11 case, to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance, pending further proceedings the request to appoint a Chapter 11 trustee. These matters raise substantial doubt about the ability of Fairwood Corporation to continue as a going concern. Management's plans in regard to these matters are also described in Notes 4 and 13. The consolidated financial statements and financial schedule do not include any adjustments that might result from the outcome of this uncertainty.


Washington, D.C.
March 13, 1998

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                        (In thousands except share data)

Assets (note 5)                                              1997        1996
------                                                       ----        ----
Current assets:

 Cash and cash equivalents                                $     605         429
                                                            -------     -------
 Accounts and notes receivable
   Trade (note 2)                                            28,119      23,673
   Notes receivable, affiliate (Note 3)                         500           -
   Due from affiliate (Note 9)                                1,420       2,418
   Other                                                        696         648
                                                            -------     -------
                                                             30,735      26,739
   Less allowance for discounts and doubtful accounts         4,216       1,566
                                                            -------     -------
                                                             26,519      25,173
                                                            -------     -------
 Inventories (note 1)                                        13,950      13,625

 Prepaid expenses and other current assets (note 4)           1,911       2,468
                                                            -------     -------
           Total current assets                              42,985      41,695
                                                            -------     -------





Property, plant and equipment, at cost:
  Land                                                           84          84
  Buildings and improvements                                 13,055      12,591
  Machinery and equipment                                    15,727      15,949
  Leasehold improvements                                      2,385       2,359
  Construction in progress                                      267          51
                                                            -------     -------
                                                             31,518      31,034
  Less accumulated depreciation and amortization             18,517      18,709
                                                            -------     -------
                                                             13,001      12,325
                                                            -------     -------

Other assets                                                  1,434       2,260
                                                            -------     -------








                                                          $  57,420      56,280
                                                           ========    ========

Liabilities and Shareowners' equity (deficit)                  1997        1996
---------------------------------------------                  ----        ----
Current liabilities:
 Notes payable (Note 2)                                     $  15,554       9,703
 Overdraft                                                          -         715
 Current maturities of long-term debt (notes 5, 10 and 13):
   Senior subordinated pay-in-kind debentures                 105,853     105,853
   Merger debentures                                           62,928      62,928
   Other                                                          233         180
 Accrued interest                                              91,436      64,413
 Accounts payable:
   Trade                                                        9,111       6,940
   Other                                                        1,945       2,896
 Accrued expenses                                               9,035       6,682
 Federal and state income taxes                                 5,682       5,699
                                                              -------     -------
            Total current liabilities                         301,777     266,009
                                                              -------     -------
Long-term debt, less current maturities (notes 5, 10 and 13):
  Revolving credit                                            254,714     203,992
  Senior subordinated debentures                               80,000      80,000
  Mortgage payable                                              2,052           -
  Capitalized lease obligations                                     -         190
                                                              -------     -------
                                                              336,766     284,182
                                                              -------     -------
Deferred Federal income taxes (note 4)                          1,179       1,524
Other liabilities (note 8)                                      1,653       2,513
                                                              -------     -------
                                                                2,832       4,037
                                                              -------     -------
Redeemable preferred stock (note 6):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares.  Liquidation value $100 per share.              100         100
                                                              -------     -------
Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 5 and 7):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares.                                     -           -
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                         10          10
  Additional paid-in capital                                   55,938      55,938
  Minimum pension liability (Note 8)                         (    353)   (    539)
  Accumulated deficit                                        (639,650)   (553,457)
                                                              -------     -------
                                                             (584,055)   (498,048)
Commitments and contingencies (notes 1, 2, 4, 5, 8, 9, 10,    -------     -------
                                11, 12, 13 and 14)
                                                            $  57,420      56,280
                                                             ========    ========







          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                 Years ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------

                                                      (In thousands)
Net sales (note 9)                         $  148,113     151,316     176,834
                                              -------     -------     -------

Cost of sales (note 9)                        142,024     136,242     161,091
Selling, administrative
 and general expenses (note 9)                 26,705      21,461      27,508
                                              -------     -------     -------


                                              168,729     157,703     188,599
                                              -------     -------     -------


Operating loss                               ( 20,616)   (  6,387)   ( 11,765)


Interest income                                   111         198         316


Interest on indebtedness (notes 2 and 5)     ( 65,547)   ( 61,433)   ( 58,893)


Other income (expenses), net                 (     72)        249    (    378)
                                              -------     -------     -------


Loss before income taxes                    (  86,124)  (  67,373)   ( 70,720)

Provision for income
   taxes (note 4)                                   -           -           -
                                              -------     -------     -------



Net loss                                   $ ( 86,124)   ( 67,373)   ( 70,720)
                                              =======     =======     =======





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1997, 1996 and 1995

                                 (In thousands)


                                                  Additional    Minimum                Shareowners'
                                  Common Stock      Paid-in     Pension   Accumulated    Equity
                                ----------------
                                Class A  Class B    Capital    Liability    deficit     (Deficit)
                                -------  -------    -------    ---------   ---------    ---------
Balance, January 1, 1995        $    -       10       55,938    ( 1,367)     (415,259)    (360,678)
Net loss                                                                     ( 70,720)    ( 70,720)
Adjustment to minimum
 pension liability (note 8)                                         411                        411
Preferred stock dividends                                                    (     48)    (     48)
                                 -----    -----       ------     ------       -------      -------
Balance, December 31, 1995           -       10       55,938    (   956)     (486,027)    (431,035)
Net loss                                                                     ( 67,373)    ( 67,373)
Adjustment to minimum
 pension liability (note 8)                                         417                        417
Preferred stock dividends                                                    (     57)    (     57)
                                 -----    -----       ------     ------       -------      -------
Balance, December 31, 1996           -       10       55,938    (   539)     (553,457)    (498,048)
Net loss                                                                     ( 86,124)    ( 86,124)
Adjustment to minimum
 pension liability (note 8)                                         186                        186
Preferred stock dividends                                                    (     69)    (     69)
                                 -----    -----       ------     ------       -------      -------
Balance, December 31, 1997      $    -       10       55,938    (   353)     (639,650)    (584,055)
                                 =====    =====       ======     ======       =======      =======





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                               --------------------------------
                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (In thousands)
Cash flows from operating activities:
Net loss                                                       ( 86,124)   ( 67,373)    ( 70,720)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization                                   1,886       2,170        2,075
  Loss (gain) on sale of property, plant and equipment              361          59     (     58)
  Changes in assets and liabilities:
    Accounts receivable                                        (    846)      5,350        6,567
    Inventories                                                (    325)        769        4,419
    Prepaid expenses and other current assets                       212         262     (     66)
    Accounts payable                                              1,151       2,098     (  2,082)
    Accrued interest and expenses                                29,376      25,369       26,080
    Federal and state income taxes                             (     17)   (     20)    (      6)
    Other, net                                                      152    (    427)    (    106)
                                                                -------     -------      -------

Cash used - operating activities                               ( 54,174)   ( 31,743)    ( 33,897)
                                                                -------     -------      -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (  3,010)   (    679)    (  2,413)
  Proceeds from disposition of property,
   plant and equipment                                               87         159          427
  Loan to affiliate                                            (    500)          -            -
  Proceeds from sale of Super Sagless assets                          -           -       15,750
                                                                -------     -------     --------

Cash provided (used) - investing activities                    (  3,423)   (    520)      13,764
                                                                -------     -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                                   52,817      32,623       32,499
  Overdraft                                                    (    715)   (      6)         721
  Proceeds from sale (repurchases) of
   receivables to (from) Factor, net                              5,851    (  4,740)      14,443
  Repayment of long-term debt                                  (    180)   (    170)    ( 27,160)
                                                                -------     -------      -------

Cash provided - financing activities                             57,773      27,707       20,503
                                                                -------     -------      -------

Increase (decrease) in cash and cash equivalents                    176    (  4,556)         370

Cash and cash equivalents:
  Beginning of period                                               429       4,985        4,615
                                                                -------     -------      -------
  End of period                                                 $   605         429        4,985
                                                                =======     =======      =======



Supplemental schedule of cash flow information
----------------------------------------------

Cash paid during year for:
  Interest                                                      $38,516      34,406       31,866
  Income taxes                                                       17          20            6

Adjustment to minimum pension liability                        (    186)   (    417)    (    411)





          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Summary of Significant Accounting Policies and Description of Business

         Principles of Consolidation and Description of Business

         The consolidated financial statements represent a consolidation of the financial statements of Fairwood Corporation ("Fairwood" or the "Company"), and Consolidated Furniture Corporation ("Consolidated Furniture") and all of its subsidiaries. All significant intercompany balances, transactions and profits have been eliminated in consolidation.

         Through its wholly-owned subsidiary, Consolidated Furniture and Consolidated Furniture's wholly-owned subsidiary Futorian Furnishings, Inc. ("Futorian"), Fairwood manufactures and sells mid- and high-priced upholstered and motion furniture under the brand names Stratford, Stratolounger, Stratopedic, Avon and Barcalounger. The products are sold nationally to furniture retailers and department stores mainly through a commissioned sales force.

         An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance, pending further proceedings, the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies and Description of Business (continued)

         Inventories

         All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. LIFO liquidations occurred during 1997, 1996 and 1995 which resulted in reductions of cost of sales of approximately $52,000, $2,300,000 and $2,300,000, respectively.

         The components of inventory are as follows (in thousands):

                                                              1997        1996
                                                            --------   ---------
         Raw materials                                      $ 11,809      13,047
         In process                                            3,591       3,028
         Finished goods                                        6,220       5,163
                                                              ------      ------
         Inventories at first-in, first-out                   21,620      21,238
         LIFO reserve                                          7,670       7,613
                                                              ------      ------
         Inventories at LIFO                                $ 13,950      13,625
                                                              ======      ======


         Property, Plant and Equipment

         Depreciation and amortization of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives as follows: buildings and buildings capitalized under long-term leases from 30 to 45 years; machinery and equipment from 3 to 14 years; and leasehold improvements over the shorter of the term of the related leases or 10 years.

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


(1) Summary of Significant Accounting Policies and Description of Business (continued)

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

         Impairment of Long-Lived Assets

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) in 1996 for purposes of determining and measuring impairment of certain long-lived assets to be held and used in the business.

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

         The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies and Description of Business (continued)

         Impairment of Long-Lived Assets

techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired asset was a new investment decision. The Company generally measures fair value using industry knowledge, price quotes, when attainable, and other factors relevant to determine recoverability. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from such estimates.

         Reclassifications

         Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation.


(2)      Factoring Agreement

         Pursuant to a factoring agreement, the majority of Stratford's, a division of Futorian, trade receivables are factored on a recourse and nonrecourse basis. Receivables sold for which Stratford has not received written credit approval from the factor are with recourse. Only those receivables sold for which Stratford has received written credit approval from the factor are nonrecourse. Stratford retains credit risk for all recourse receivables and transfers the credit risk to the factor for all nonrecourse receivables.

         Under the factoring agreement, advances may be made to Stratford for up to 80 percent of the aggregate purchase price of outstanding non-recourse receivables less the factoring commission and other fees. All advances are repayable upon demand and are settled with the factor's collection of the purchased receivables or the passing of 120 days after the due date of nonrecourse receivables. Stratford pays interest on the balance of the outstanding advances. The interest rate is the greater of nine percent or Capital Bank's prime rate plus 1 percent. As of December 31, 1997, receivables sold which remain to be collected approximated $18,436,000 of which approximately $8,132,000 were sold with recourse. As of December 31, 1996, receivables sold which remain to be collected approximated $14,472,000 of which approximately $873,000 were sold with recourse.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)      Factoring Agreements (continued)

         On December 10, 1996, Barcalounger, a division of Futorian, entered into a factoring agreement with Capital Factors, Inc. Pursuant to the factoring agreement, certain of Barcalounger's trade receivables are pledged to the Factor. Barcalounger retains credit risk for all receivables pledged under the factoring agreement. Under the factoring agreement, advances may be made to Barcalounger for up to 80 percent of the aggregate amount of "eligible receivables" less factoring commissions and other fees and reserves. All advances are repayable upon demand. Under the factoring agreement, Barcalounger pays interest on the balance of the outstanding advances at an interest rate equal to the greater of eight percent or one percent above the prime rate designated by Citibank, New York. As of December 31, 1997, receivables pledged to the Factor approximated $1,659,000.

         The outstanding amounts due under the factoring agreements at December 31, are as follows (in thousands):


                                                            December 31, 1997
         Debt                        1997        1996         Interest Rates
         ----                      --------    --------    -------------------
Stratford                          $ 14,554       9,703            9.5%
Barcalounger                          1,000           -            9.5%
                                    -------     -------

                                     15,554       9,703
                                    =======     =======



 (3)     Note receivable, affiliate

         In July 1997, Futorian loaned $500,000 to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. The note bears interest at the rate of prime plus 1.5% per annum and is due on demand.


(4)      Income Taxes

         No income taxes have been provided in the accompanying statements of operations because the Company is in a net operating loss carryforward position.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Income Taxes (continued)

         A reconciliation of the provision for income taxes included in the statements of operations and the amount computed by applying the U.S. Federal income tax rate, in thousands, is summarized below:

                                                  Years ended December 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------   --------   --------
Expected tax benefit computed
 at U.S. rate                               $   (29,282)   (22,906)   (24,045)
Increase in valuation
 allowance                                       32,902     24,802     26,865
State taxes, net of
 Federal benefit                                ( 3,411)   ( 2,658)   ( 2,820)
Other                                           (   209)       762          -
                                                 -------    ------     ------

Total provision for income taxes               $      -          -          -
                                                 ======     ======     ======


         The tax effects of temporary differences as of December 31, in thousands, are as follows:

                                                             1997        1996
                                                           --------    --------
        Deferred tax assets:
          Net operating loss carryforwards                 $118,486      86,284
          Accounts receivable                                 1,613         606
          Vacation and holiday pay                              306         315
          Accrued expenses                                    3,214       3,500
          Interest on merger debentures                       3,963       4,320
          Valuation allowance                              (126,403)   ( 93,501)
                                                            -------     -------
                                                           $  1,179       1,524
                                                            =======     =======

        Deferred tax liabilities:
          Property, plant and equipment                    $  1,179       1,524
                                                             ======     =======

         The valuation allowance for deferred tax assets as of January 1, 1996 was $68,699,000. The net changes in the total valuation allowance for the years ended December 31, 1997 and 1996 were increases of $32,902,000 and $24,802,000, respectively.

         At December 31, 1997, the Company's net operating loss carryforwards of approximately $312,134,000 expire in various years through 2012. However, the agreement in principle with the IRS (as discussed below) would result in a reduction of approximately $95,000,000 of the available net operating loss carryforwards and may also result in the reduction of net operating loss carryforwards generated in future years, if any.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Income Taxes (continued)

         Net current deferred income tax assets of $1,179,000 and $1,524,000 at December 31, 1997 and 1996, respectively, are included in other current assets in the accompanying consolidated balance sheets.

         Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the period July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $132.3 million and eliminate substantially all of the net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying consolidated balance sheets. The terms of the proposed settlement are subject to final approval by the IRS and will also require the approval of the Joint Committee on Taxation, and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its consolidated financial statements.


(5)      Long-term Debt

         In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL"), an affiliated company, (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through January 1998. In September 1996, Consolidated Furniture entered into

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)   Long-term Debt (continued)

the Fifteenth Amendment to the Credit Agreement which changed the covenant for liens on collateral granted pursuant to that certain Factoring Agreement dated September 1996 by and between Barcalounger and Capital Factors, Inc. In December 1996, Consolidated Furniture entered into the Sixteenth Amendment to the Credit Agreement which extended the maturity date to January 2, 1998. In January 1997, Consolidated Furniture entered into the Sixth Amendment to the Increasing Rate Senior Subordinated Debentures due January 2, 1997, which extended the due date to January 2, 1998. Proceeds from the disposition of certain operating companies, including the sale of substantially all the assets and liabilities of Super Sagless and proceeds from the factoring of Stratford's and Barcalounger's trade accounts receivable were used to repay a portion of the debts due under the Credit Agreement with CSCL. In May 1997, Consolidated Furniture entered into the Seventeenth Amendment to the Credit Agreement which changed the overadvance on eligible inventory and accounts receivables from $210,000,000 to $237,000,000. In July 1997, Consolidated Furniture entered into the Eighteenth Amendment to the Credit Agreement which changed various covenants and increased the amount of the Revolving Credit Commitment to $245,000,000. In January 1998, Consolidated Furniture entered into the Nineteenth Amendment to the Credit Agreement which permitted Futorian to enter into a new Loan and Security Agreement on February 11, 1998. The Nineteenth Amendment also waived noncompliance of certain covenants and extended the due date to January 4, 1999. In January 1998, Consolidated Furniture entered into the Twentieth Amendment to the Credit Agreement which changed various financial covenants for 1998 and thereafter. In January 1998, Consolidated Furniture entered into the Seventh Amendment to the Increasing Rate Senior Subordinated Debentures due January 2, 1998, which extended the due date to January 4, 1999.

         In October 1997, a mortgage was obtained for the purchase of an office building in Chicago, Illinois. The mortgage bears interest at the rate of 8.5% per annum and is payable in monthly installments of $18,224 of principal and interest through October 2017. The mortgage is secured by the real estate.

         Substantially all of Fairwood's debt instruments restrict the payment of dividends and the Credit Agreement with CSCL, relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. Fairwood plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Long-term Debt (continued)


         The outstanding debt at December 31, was as follows (in thousands):

                                                                                                  December 31,
                                                                                                      1997
                                                                                                    Interest
     Debt                                                                      1997       1996       Rates
     ----                                                                    --------   --------   ---------
Revolving credit, due 1999                                                  $ 254,714   203,992       10%
Senior subordinated
 debentures, due 1999                                                          80,000    80,000       18%
Senior subordinated pay-in-kind debentures, due 2001                          105,853   105,853     15-1/2%
Merger debentures, due 2004                                                    62,928    62,928     16-7/8%
Mortgage payable, due 2017                                                      2,095         -      8-1/2%
Other, due 1998                                                                   190       370        6%
                                                                              -------   -------
                                                                              505,780   453,143
Less current maturities                                                       169,014   168,961
                                                                              -------   -------
                                                                            $ 336,766   284,182
                                                                              =======   =======

         All outstanding debt and accrued interest at December 31, 1997, excluding the $62.9 million of outstanding merger debentures plus $34.5 million accrued interest thereon, $0.2 million of capitalized lease obligations and the mortgage amount of $2.1 million is payable to CSCL.

         On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $87.8 million on the Fairwood Debentures, which includes $53.3 million due to CSCL, is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 1997.

         Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payments constitute an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying consolidated balance sheets.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Long-term Debt (continued)

         The fair market value of the debentures and revolving credit debt cannot be reasonably estimated considering Fairwood's ongoing financial difficulties (Note 13).

         Annual maturities of long-term debt are as follows:

           Years ending December 31,               Amount
           -------------------------            ------------
                    1998                           $169,014
                    1999                            334,760
                    2000                                 50
                    2001                                 55
                    2002                                 59
                 Thereafter                           1,842
                                                   --------

                                                   $505,780
                                                   ========

(6)      Redeemable Preferred Stock

         The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1997 and 1996, dividends payable were approximately $330,000 and $260,000, respectively.


(7)      Common Stock

         Holders of Class A common stock are entitled to convert their shares to an equal number of shares of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of shares of Class A common stock.


(8)      Employee Benefit Plans

         All salaried employees, excluding certain key executives, and hourly paid employees of Fairwood with one year of service were covered by non-contributory defined benefit retirement plans through May 31, 1993, at which time further benefit accruals ceased and the plans were "frozen." Benefits for the plans are determined based on length of service and certain average annual employee earnings. The cost of the retirement plans is accrued annually; funding is in accordance with actuarial requirements of the plans, subject to the Employee Retirement Income Security Act of 1974, as amended.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Employee Benefit Plans (continued)

         Pension expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                               ------------------------------
                                                1997        1996       1995
                                               --------   --------   --------
  Current service cost                       $        -          -          -
  Interest cost                                   1,111      1,062        954
  Return on assets                               (1,104)    (1,018)    (  808)
                                                  -----      -----      -----

                                             $        7         44        146
                                                  =====      =====      ======

         Information with respect to the retirement plans for 1997 and 1996 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, and reconciles amounts recognized in the consolidated balance sheets at December 31, (in thousands):

                                                            1997       1996
                                                          --------   -------
Actuarial present value of obligations:
  Vested                                                $   16,850    14,349
  Nonvested                                                     51        75
                                                            ------    ------
  Accumulated and projected benefit obligation              16,901    14,424
  Assets at fair value at December 31                       15,309    12,331
                                                            ------    ------
  Accumulated and projected benefit obligation
   in excess of assets                                       1,592     2,093
  Unrecognized net gain (loss)                             (   314)  (   140)
                                                            ------    ------
  Accrued pension cost at December 31                        1,278     1,953
  Adjustment for minimum liability                             353       539
                                                            ------    ------
  Pension liability at December 31                         $ 1,631     2,492
                                                            ======    ======


Assumptions:
   Interest rates for obligations                             7.00%     7.75%
   Long-term rate of return                                   9.00%     9.00%
   Salary increase rate                                        N/A       N/A



         Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Barcalounger Retirement Plan

         This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1997, 1996 and 1995, Barcalounger contributions were $140,000, $140,000 and $133,000, respectively.

         Barcalounger Savings Plan

         This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 1997, 1996 and 1995, Barcalounger matching contributions were $47,000, $42,000 and $38,000, respectively.

         Stratford Retirement Plan

         This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1997, 1996 and 1995 company contributions were $585,000, $802,000 and $648,000, respectively.

         Consolidated Furniture also sponsors an investment plan. This investment plan is a defined contribution plan covering all employees of Consolidated Furniture and its subsidiaries, who have a minimum of one year of service. For the years ended December 31, 1997, 1996 and 1995 Consolidated Furniture contributions were $2,000, $2,000 and $2,000, respectively.


(9)      Related party transactions

         In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons, an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons and provides sales services and new product development services to Simmons. The products are manufactured utilizing Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel.
The Agreement renews annually, unless terminated by either party.

         Under the terms of the Agreement, in 1995, Stratford was paid by Simmons a standard predetermined labor and overhead rate for time and materials utilized for the benefit of Simmons. In 1997 and 1996, Stratford earned a percentage of the Simmons gross margin on products manufactured, in addition to monthly service charges for new product development and selling activities performed by Stratford.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)      Related party transactions (continued)

         As a result of this Agreement, Stratford recognized approximately $11,200,000, $12,722,000 and $2,400,000 of revenue in 1997, 1996 and 1995, respectively, from the manufacture and supply of product and was reimbursed by Simmons $600,000, $600,000 and $243,000, respectively, for new product development and $2,029,000, $2,257,000 and $100,000, respectively, for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying consolidated statements of operations. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying consolidated statements of operations. At December 31, 1997 and 1996, approximately $420,000 and $2,418,000, respectively, was due from Simmons under this Agreement. Under a separate agreement Stratford advanced Simmons $1,000,000.


(10)     Rental Commitments

         The Company and its subsidiaries lease certain manufacturing and warehousing facilities (capitalized leases), equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

         Future minimum lease payments at December 31, 1997, under all non-cancelable leases are as follows (in thousands):

        Period                                        Capital       Operating
        ------                                        -------       ---------
        1998                                            196            1,251
        1999                                              -            1,085
        2000                                              -              500
        2001                                              -               26
                                                      -----           ------

        Total minimum lease payments                    196            2,862
                                                                      ======

        Less amounts representing interest                6
                                                      -----

        Capitalized lease obligations               $   190
                                                      =====

         It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)     Rental Commitments (continued)

         Rental expense is summarized, in thousands, as follows:

                                                     Years ended December 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
         Minimum Rentals
          (including cancel-
          able leases)                            $  2,227      2,115      1,946
         Sublease rentals                          (   254)   (   291)   (   203)
                                                    ------     ------     ------
                                                  $  1,973      1,824      1,743
                                                    ======     ======     ======

(11)     Significant Customer

         The Company is engaged in only one segment of business, the manufacture of furniture. Sears Roebuck and Co. accounted for approximately 9 percent, 13 percent, and 19 percent of the Company's sales in each of the years 1997, 1996 and 1995, respectively.

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

         There were other contingent liabilities at December 31, 1997 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except as otherwise disclosed in these consolidated financial statements is not material in relation to the consolidated financial position of the Company.

(13)     Liquidity

         Consolidated Furniture is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. As discussed in Note 5, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)     Liquidity (continued)

April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to secure their obligations under the Credit Agreement. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1998.

         Throughout portions of 1997, 1996, and 1995, Consolidated Furniture did not generate sufficient funds from operations to meet its interest obligations related to its long-term indebtedness. Consolidated Furniture funded these interest obligations through increased borrowings from CSCL under the Credit Agreement. However, during 1995 the proceeds from the disposition of substantially all of the assets and liabilities of Super Sagless were used to repay a portion of the debt due under the Credit Agreement with CSCL. Additionally, a substantial portion of the $15 million in proceeds from the factoring of Stratford's trade account receivables was used to repay debt of Consolidated Furniture due under the Credit Agreement with CSCL.

         Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving line of credit to Consolidated Furniture under the Credit Agreement which has enabled Consolidated Furniture to meet its debt service obligations. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to the Company with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers. Management believes funding from CSCL will be adequate for Consolidated Furniture's working capital requirements and any cash payments due on the debt of Consolidated Furniture through December 31, 1998.

         However, cash flows from Stratford, Barcalounger and their parent companies, Futorian and Consolidated Furniture, will not be sufficient to permit the Company to make cash interest payments on Fairwood's senior

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)  Liquidity (continued)

subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required since 1995, see note 5, and will probably fail to make any future cash interest payments, the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

         An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996 the motion to dismiss was denied. On December 26, 1996 Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. Fairwood has indicated in Court papers that it intends to propose a plan of reorganization with the bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.


(14)     Subsequent event

         On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced the two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower provided certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month.

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

                             Director     Position and Principal Occupation or
       Name              Age   Since       Employment Held During Last 5 Years
       ----              --- --------     ------------------------------------
John B. Sganga            66   1990        Chief Financial  Officer, Executive Vice President, Secretary and Treasurer since
                                           September 1989.  Mr. Sganga has also been, inter alia, Chief Financial officer, Executive
                                           Vice President, Secretary and Treasurer of Consolidated Furniture and Vice President,
                                           Treasurer and Secretary of each of Consolidated Furniture's subsidiaries since September
                                           1989. Mr. Sganga has been a director of Consolidated Furniture and Futorian Furnishings,
                                           Inc. since February 1990. Mr. Sganga is also a director of Simmons Upholstered Furniture
                                           Corporation.


M. Saleem Muqaddam        50   1992        Vice President, CVCL, an affiliate of the Company, since 1989.  Mr. Mugaddam is also vice president of CSCL, an affiliate of CVCL. Previously, Mr. Muqaddam spent 15 years with
                                           Citibank, N.A., an affiliate of the Company, in senior managerial positions.  Mr.
                                           Muqaddam is also a director of Consolidated Furniture, Futorian, Chromcraft Revington,
                                           Inc., Pamida Holdings, Inc., Plantronics, Inc., Furnishings International Inc. and
                                           Simmons Upholstered Furniture Corporation.

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

      The following were subsidiary presidents and may be deemed to be executive officers of the Company as of December 31, 1997:


                                                             Date Assumed
       Name               Age           Position               Position
       ----               ---           --------               --------
Lawrence Adelman          52     Chief Operating Officer     May 1997
                                 Stratford Division of
                                 Futorian Furnishings, Inc.

Wayne T. Stephens         47     President and Chief         October 1992
                                 Executive Officer
                                 Barcalounger Division of
                                 Futorian Furnishings, Inc.

     There are no family relationships among any of the Company's directors or officers.

     The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

      In May 1997, Lawrence Adelman was named Chief Executive Officer of Stratford, a Division of Futorian Furnishings, Inc. Previously, Mr. Adelman was President and Chief Executive Officer of Alliance Capital Group, a consulting company he founded in 1991. Mr Adelman was responsible for more than 50 successful engagements involving companies in industries ranging from manufacturing to retail, growing his from a Chicago-based business to a national company.

      In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies; he was president from January 1992 to October 1992 of Docktor Pet, Inc. and from October 1992 to April 1993 as President and Chief Executive Officer of the Barcalounger Division of Futorian Furnishings, Inc. While continuing in his role as President and Chief Executive Officer of the Barcalounger division, in April 1993, Mr. Stephens became a direct consultant to the Company and in January 1994 an employee of Barcalounger.

      Effective October 17, 1997 Gary Parks resigned as Chief Operating
Officer of Stratford, a Division of Futorian Corporation. Prior to his resignation he had been employed by Stratford since May 1996. From January 1995 to May 1996 he was President of Rosalco. From 1986 to January 1995 he served in various positions with Simmons Upholstered Furniture Inc. including plant manager, division manager and finally as Vice President of manufacturing.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

    Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table

Name and
Principal                      Annual Compensation       All Other
                               -------------------
Position             Year      Salary        Bonus       Compensation
---------            ----      ------        -----       ------------
John B. Sganga       1997     $150,000    $        -     $  7,500 (1)
Executive VP         1996      150,000        25,000        9,113 (1)
 and CFO             1995      150,000        25,000        9,803 (1)

Gary L. Parks        1997      154,641             -       39,409 (2)
                     1996       96,058         9,250        2,290 (2)

Lawrence Adelman     1997      170,994             -            -
CEO Stratford

Wayne T. Stephens    1997      185,000       217,375        1,910 (3)
President & CEO      1996      185,000        96,885        3,661 (3)
Barcalounger         1995      160,000       108,800        2,788 (3)

  (1) 1997 amount represents Consolidated Furniture contributions to the investment plan of $1,500 and $6,000 for automobile allowance. 1996 amount represents Consolidated Furniture contributions to the investment plan of $1,750 and $7,363 for the value of the use of a company vehicle. 1995 amount represents company contributions to the investment plan of $1,500 and $8,303 for the value of the use of a company vehicle.

  (2) 1997 amount represents $37,119 for severance pay and $2,290 for the use of a company vehicle. 1996 amount represents $2,290 for the value of the use of a company vehicle.

  (3) 1997 amount represents company contributions to the investment plan of $705 and $1,205 for the value of the use of a company vehicle. 1996 amount represents company contributions to the investment plan of $2,203 and $1,458 for the value of the use of a company vehicle. 1995 amount represents company contributions to the investment plan of $1,776 and $1,012 for the value of the use of a company vehicle.

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

Retirement Plan

      Messrs. Sganga, Parks and Stephens, who are named in the Summary Compensation Table, are not participants in the Salaried and Sales Employees Retirement Plan of Consolidated Furniture, which ceased further benefit accruals as of May 31, 1993.

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

      During 1997, 1996 and 1995, such contributions for Mr. Sganga were $1,500, $1,750 and $1,500, respectively. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings Plan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 8, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The Company contribution for Mr. Stephens was $705, $2,203 and $1,776 in 1997, 1996 and 1995, respectively.

Incentive Plan

      Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1997 Plan Year were $483,528 including awards of $217,375 for Mr. Stephens. Total awards made for the 1996 Plan Year were $216,119, including awards of $96,885 for Mr. Stephens and $9,250 for Mr. Parks. Total awards made for the 1995 Plan Year were $399,372, including awards of $108,800 for Mr. Stephens.

Directors' Compensation

      As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1995, 1996 or 1997.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Principal Stockholders

   Fairwood's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1998, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.


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

---------------------------

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Small Business Administration has extended the December 31, 1997 conversion date to December 31, 1998. The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citicorp a publicly owned bank holding company, and is an affiliate of CSCL.

** Mr. Muqaddam disclaims beneficial ownership of these shares owned of record by CVCL which are attributed to him by reason of his status as an officer of CVCL.

Ownership by Directors and Officers

      As of February 28, 1998, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1997 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1997 and at December 31, 1997, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $440.5 million. See Note 5, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1997 the Company borrowed approximately $50.8 million from CSCL and made no payments to CSCL. During 1998 it is anticipated that approximately $41.9 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.

      399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly Simmons Holding Corporation)("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam is a vice president of CVCL and a director of Furnishings, Simmons and the Company. Stratford and Simmons are parties to a Manufacturing Agreement dated as of November 29, 1995 (the "Agreement"). Under this Agreement, Stratford has agreed to manufacture product for and supply product on behalf of Simmons for a term of one year, subject to automatic annual renewals, unless terminated by either party. (See
Note 9 to the Company's Consolidated Financial Statements set forth in Item
10).

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                            Page
         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report................................... 16-17
         Consolidated Balance Sheets at December 31, 1997 and 1996......    18
         Consolidated Statements of Operations for the Years ended
           December 31, 1997, 1996 and 1995............................     19
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1997, 1996 and 1995........     20
         Consolidated Statements of Cash Flows for the Years ended
           December 31, 1997, 1996 and 1995............................     21
         Notes to Consolidated Financial Statements .................... 22-37



     2.  Financial Statement Schedule
         ----------------------------

         For the three years ended December 31, 1997:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves...................................   50


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

         (4.9) Notice of Election and Waiver, dated March 13, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.11 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K")).
         (4.10) Term Note B, dated March 13, 1990, issued to Court Square Capital Limited, (incorporated by reference to Exhibit 4.12 of the 1989 Form 10-K).
         (4.11) Agreement and Waiver, dated August 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.13 of the 1990 Form 10-K).
         (4.12) Agreement and Waiver, dated September 5, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.14 of the 1990 Form 10-K).
         (4.13) Agreement and Waiver, dated September 15, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.14) Waiver and Amendment, dated September 15, 1990, to the Credit Agreement and letter, dated September 15, 1990, related thereto, (incorporated by reference to Exhibit 4.16 of the 1990 Form 10-K).
         (4.15) Waiver and Fourth Amendment, dated as of December 31, 1990, to the Credit Agreement, (incorporated by reference to Exhibit 4.17 of the 1990 Form 10-K).
         (4.16) Revolving Credit Note, dated September 22, 1989, amended and restated as of September 15, 1990, issued to Court Square Capital Limited, and Endorsement No. 1 thereto, dated as of December 31, 1990, (incorporated by reference to Exhibit
                  4.18 of the 1990 Form 10-K).
         (4.17) Increasing Rate Senior Subordinated Debentures of Mohasco Corporation dated as of September 22, 1989 issued to Citicorp Capital Investors Ltd. (the "Senior Subordinated Debentures"), (incorporated by reference to Exhibit 4.13 of the 1989 Form 10-K).
         (4.18) Amendment, dated March 30, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.14 of the 1989 Form 10-K).
         (4.19) Second Amendment, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.21 of the 1990 Form 10-K).
         (4.20) Endorsement No. 1, dated as of December 31, 1990, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.22 of the 1990 Form 10-K).
         (4.21) Waiver, dated as of June 29, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.23 of the Registrant's annual report on Form 10-K for the year ended December 31,1991 the "1991 Form 10-K")).
         (4.22) Waiver, dated as of October 31, 1991, to the Credit Agreement, (incorporated by reference to Exhibit 4.24 of the 1991 Form 10-K).
         (4.23) Waiver and Fifth Amendment, dated as of March 27, 1992, to Credit Agreement, (incorporated by reference to Exhibit 4.26 of the 1991 Form 10-K).

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
 .        (4.39)   Thirteenth Amendment, dated as of January 13, 1996, to
                  Credit Agreement, (incorporated by reference to Exhibit 4.42 of the Registrant's first quarter report on Form 10-Q for the quarter ended March 30, 1996 (the "1996 First Quarter
                  10- Q")).
         (4.40) Fourteenth Amendment, dated as of March 25, 1996, to Credit Agreement, (incorporated by reference to Exhibit 4.43 of the Registrant's first quarter report on Form 10-Q for the quarter ended March 30, 1996 (the "1996 First Quarter 10-Q")).
         (4.41) Fifteenth Amendment, dated as of September 30, 1996, to Credit Agreement, (incorporated by reference to Exhibit 4.36 of the 1993 Form 10-K).
         (4.42)   Sixteenth Amendment, dated as of December 31, 1996, to
                  Credit Agreement, (incorporated by reference to Exhibit 4.36 of the 1993 Form 10-K).
         (4.43) Sixth Amendment, dated as of January 2, 1997, to the Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.43 of the 1996 Form 10-K).
         (4.44) Factoring Agreement, dated as of December 10, 1996, between Capital Factors, Inc. and Barcalounger Company, a division of Furniture Comfort Corporation, (incorporated by reference to Exhibit 4.44 of the 1996 Form 10-K).
         (4.45) Debt Subordination Agreement, dated as of December 10, 1996, between Capital Factors, Inc. and Consolidated Furniture Corporation, formerly Mohasco Corporation, (incorporated by reference to Exhibit 4.45 of the 1996 Form 10-K).
         (4.46) Lien Subordination Agreement, dated as of December 10, 1996, between Capital Factors, Inc. and Court Square Capital Limited, (incorporated by reference to Exhibit 4.46 of the 1996 Form 10-K).
         (4.47) Seventeenth Amendment, dated as of May 23, 1997, to Credit Agreement.
         (4.48) Eighteenth Amendment, dated as of July 1, 1997, to Credit Agreement.
         (4.49) Mortgage, Security Agreement, Assignment of Rents and Financing Statement, dated November 12, 1997, by Futorian Furnishings, Inc. in favor of Banco Popular.
         (4.50) Mortgage Note, dated November 12, 1997, by Futorian Furnishings, Inc. and Banco Popular.
         (4.51)   Nineteenth Amendment, dated as of January 30, 1998, to
                  Credit Agreement.
         (4.52) Twentieth Amendment, dated as of January 31, 1998, to Credit Agreement.
         (4.53) Loan and Security Agreement, dated February 11, 1998, between Congressional Financial Corporation (CENTRAL) and Futorian Furnishings, Inc., formerly Furniture Comfort Corporation.
         (4.54) Seventh Amendment, dated as on January 2, 1998, to the Senior Subordinated Debentures.

         (10.1)   Mohasco Executive Retirement Plan, (incorporated by
                  reference to Exhibit 10.5 of the 1990 Form 10-K).
         (10.2)   Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.6 of the 1990 Form 10-K).
         (10.3)   Amendment, dated December 31, 1991, to the Mohasco Executive
                  Retirement Plan, (incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K).
         (10.4)   Agreement for Purchase and Sale of Assets among Super
                  Sagless Corporation, Mohasco Corporation, Leggett & Platt
                  Furniture Hardware Company and Leggett & Platt,
                  Incorporated, dated July 14, 1994, (incorporated by
                  reference to Exhibit 2.1 of the 1994 Second Quarter 10-Q).
         (10.5)   Real Estate Purchase Agreement, dated September 15, 1997,
                  between Furniture Comfort Corporation and American National
                  Bank and Trust Company, not personally, but solely as
                  Trustee under Trust Agreement dated July 17, 1978, and known as Trust No. 43449.
         (21.1)   List of Subsidiaries of the Registrant.


The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.

 (b)      Reports on Form 8-K

         No reports were filed on Form 8-K for the three months ended December 31, 1997.

                                                                     Schedule II

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1997, 1996 and 1995
                                 (In Thousands)


                             Balance at   Additions    Deductions    Balance
                             beginning    charged to   from          at close
       Description           of period    earnings     reserves      of period
       -----------           ----------   ----------   ----------    ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          1997
          ----

Allowance for discounts      $     79          408          436           51
Allowance for doubtful
 accounts                       1,487        3,244          566        4,165
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,566        3,652        1,002        4,216
                               ======       ======       ======       ======

          1996
          ----

Allowance for discounts      $    246          603          770           79
Allowance for doubtful
 accounts                       1,611          533          657        1,487
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,857        1,136        1,427        1,566
                               ======       ======       ======       ======

          1995
          ----

Allowance for discounts      $    324        1,251        1,329          246
Allowance for doubtful
 accounts                       2,432          781        1,602        1,611
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  2,756        2,032        2,931        1,857
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

                                       FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        ---------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 26, 1998
                                        --------------





    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.



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

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title
                                                 -----




/s/ M. Saleem Muqaddam                           Director
--------------------------------
M. Saleem Muqaddam