Form 10-Q
period 1998-03-28
FAIRWOOD CORP
filed 1998-05-12
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-18446

                              Fairwood Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3472113
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Commerce Center
1201 N. Orange St., Suite 790, Wilmington, DE                      19801
(Address of principal executive offices)                         (Zip Code)

                                 (302) 884-6749
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                                     Outstanding at
          Class                                                      March 28, 1998
Class A Voting, $.01 Par Value                                               500
                                                                         -------
Class B Non-Voting, $.01 Par Value                                       999,800
                                                                         -------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                            March 28,   December 31,
                  Assets                                      1998         1997
                                                            -------       ------
                                                           (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                                 $   617          605
                                                            -------       ------
  Accounts and notes receivable:
    Trade                                                    26,195       28,119
    Notes receivable, affiliate                                 500          500
    Due from affiliate                                        4,636        1,420
    Other                                                       656          696
                                                            -------       ------
                                                             31,987       30,735
  Less allowance for discounts and doubtful accounts          1,515        4,216
                                                            -------       ------
                                                             30,472       26,519
                                                            -------       ------
  Inventories                                                16,137       13,950
  Prepaid expenses and other current assets                   2,435        1,911
                                                            -------       ------
               Total current assets                          49,661       42,985
                                                            -------       ------
Property, plant and equipment, at cost                       31,900       31,518
  Less accumulated depreciation and amortization             18,976       18,517
                                                            -------       ------
                                                             12,924       13,001
                                                            -------       ------
Other assets                                                  1,441        1,434
                                                            -------       ------
                                                            $64,026       57,420
                                                            =======       ======

                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                               March 28,       December 31,
                 Liabilities and Deficit                         1998             1997
                                                               ---------        --------
                                                              (Unaudited)      (Audited)
Current Liabilites:
  Notes payable                                                $  19,241          15,554
  Overdraft                                                        2,247              --
  Current maturities of long-term debt:
    Revolving credit                                             259,014              --
    Senior subordinated debentures                                80,000              --
    Senior subordinated pay-in-kind debentures                   105,853         105,853
    Merger debentures                                             62,928          62,928
    Other                                                            209             233
  Accounts payable                                                 8,389          11,056
  Accrued interest                                               107,937          91,436
  Accrued expenses                                                11,465           9,035
  Federal and state income taxes                                   5,652           5,682
                                                               ---------        --------
               Total current liabilities                         662,935         301,777
                                                               ---------        --------
Long-term debt:
  Revolving credit                                                    --         254,714
  Senior subordinated debentures                                      --          80,000
  Mortgage payable                                                 2,065           2,052
                                                               ---------        --------
                                                                   2,065         336,766
Deferred income taxes                                              1,179           1,179
Other liabilities                                                  1,999           1,653
                                                               ---------        --------
                                                                   3,178           2,832
                                                               ---------        --------
Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share             100             100
                                                               ---------        --------
Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                     55,948          55,948
  Accumulated other comprehensive income                            (353)           (353)
  Retained deficit                                              (659,847)       (639,650)
                                                               ---------        --------
                                                                (604,252)       (584,055)
                                                               ---------        --------
                                                               $  64,026          57,420
                                                               =========        ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations
                                 (In thousands)

                                                        Three Months Ended
                                                        ------------------
                                                    March 28,           March 29,
                                                      1998               1997
                                                    --------            -------
Net sales                                           $ 43,024             37,271
                                                    --------            -------
Cost of sales                                         39,900             33,819
Selling, administrative and
  general expenses                                     6,222              5,789
                                                    --------            -------
                                                      46,122             39,608
                                                    --------            -------
Operating loss                                        (3,098)            (2,337)
                                                    --------            -------
Interest income                                            4                  5
Interest on indebtedness                             (17,134)           (15,527)
Other income (expenses), net                              50                 53
                                                    --------            -------
Loss before income taxes                             (20,178)           (17,806)
Provision for income taxes                                --                 --
                                                    --------            -------
Net loss                                            $(20,178)           (17,806)
                                                    ========            =======

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Three Months Ended
                                                                       ------------------
                                                                     March 28,       March 29,
                                                                       1998           1997
                                                                     --------        -------
Cash flows from operating activities:
  Net loss                                                           $(20,178)       (17,806)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                       459            474
      (Gain) loss on disposal of property, plant and equipment             --             (9)
      Changes in assets and liabilities:
        Accounts receivable                                            (3,953)          (620)
        Inventories                                                    (2,187)          (937)
        Prepaid expenses and other current assets                        (524)          (217)
        Accounts payable                                               (2,686)        (3,012)
        Accrued expenses and interest                                  18,931         18,177
        Federal and state income taxes                                    (30)            14
        Other, net                                                        339            345
                                                                     --------        -------
Cash used - operating activities                                       (9,829)        (3,591)
                                                                     --------        -------
Cash flows from investing activities:
  Disposition of property, plant and equipment                             --              9
  Capital expenditures                                                   (382)           (69)
                                                                     --------        -------
Cash used - investing activities                                         (382)           (60)
                                                                     --------        -------
Cash flows from financing activities:
  Overdraft                                                             2,247          3,506
  Proceeds from long-term debt                                          4,300             69
  Proceeds from revolving credit facility and term loan, net           19,241             --
  Repayments of long-term debt                                            (11)            --
  Repayments of factoring facility, net                              (15,554)            --
                                                                     --------        -------
Cash provided - financing activities                                   10,223          3,575
                                                                     --------        -------
Increase (decrease) in cash and cash equivalents                           12            (76)
Cash and cash equivalents:
  Beginning of period                                                     605            429
                                                                     --------        -------
  End of period                                                      $    617            353
                                                                     ========        =======
Supplemental schedule of cash flow information
Cash paid during year for:
  Interest                                                           $    615            378
  Income tax refunds (payments), net                                       30             14

Supplemental schedule of noncash operating and financing activities In the three month periods ending March 28,1998 and March 29, 1997 the Company recognized $19 thousand and $16 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended March 28, 1998 and March 29, 1997, and the financial position at March 28, 1998 and December 31, 1997. The results of operations for the three-month period ended March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1997 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Futorian Furnishings, Inc. ("Futorian", formerly Furniture Comfort Corporation), whose two operating divisions, Stratford Division ("Stratford") and Barcalounger Division ("Barcalounger") manufacture motion upholstered residential furniture.

         The Company adopted the provision of Statement of Accounting Standard No. 130, Reporting Comprehensive Income (FAS 130), for the periods presented. Fairwood's comprehensive income includes a minimum pension liability which is calculated and reported annually. As a result, FAS 130 had no effect on the quarterly condensed consolidated statement of operations.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                                   March 28, 1998    December 31, 1997
                                                    (Unaudited)          (Audited)
                                                      -------             ------
Raw materials                                         $12,263             11,809
In process                                              3,773              3,591
Finished goods                                          7,878              6,220
                                                      -------             ------
Inventories at
  first-in, first out                                  23,914             21,620
LIFO reserve                                            7,777              7,670
                                                      -------             ------
Inventories at LIFO                                   $16,137             13,950
                                                      =======             ======

4. On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000 and borrowings under the agreements are classified as notes payable in the accompanying condensed unaudited consolidated balance sheets. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

5. No provision for income taxes have been provided during the three months ended March 28, 1998 and March 29, 1997 as the Company is in a net operating loss carryforward position.

6. Fairwood is contesting an Internal Revenue Service ("IRS") Agent's report resulting from an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 1991. The report proposed to adjust Fairwood's taxable income in the years in issue and in prior years to which net operating losses of the Consolidated tax group were carried back. Fairwood estimates that the aggregate proposed liability, if all issues were resolved unfavorably would, together with statutory interest and state income tax, total approximately $138 million and eliminate substantially all of the net operating loss carryforwards. Fairwood believes that the proposed adjustments are in error and is vigorously contesting this matter. Under available administrative procedures, Fairwood had protested the proposed adjustments and, through negotiations with the IRS Appeals Division, has reached an agreement in principle for a potential settlement of the issues in the case. A final settlement based on the foregoing is estimated to be approximately $4.4 million and is included in Federal and state income taxes on the accompanying condensed unaudited consolidated balance sheets. The agreement in principle will also eliminate substantially all of the Fairwood's available net operating loss carryforwards and may preclude the deduction of certain future interest expense. The terms of the proposed settlement are subject to final approval by the IRS and no assurance can be given that such approvals will be given. However, should the outcome of the reviews in question be unfavorable to Fairwood on one or more issues in the case then Fairwood and its Subsidiaries may exercise their rights to litigate these issues. Fairwood and its Subsidiaries cannot predict the ultimate outcome of these issues, nor the impact on its financial statements.

7. On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $94.6 million on the Fairwood Debentures, which includes $57.4 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of March 28, 1998. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or,

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

         alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of March 28, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1999.

         Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 28, 1998.

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

Liquidity and Capital Resources

At March 28, 1998, The Company had total indebtedness of approximately $529.3 million of which approximately $527.2 million current and approximately $444.9 was owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $521.3 million at December 31, 1997, of which $184.6 million was current and approximately $440.6 million was owed to CSCL. Accrued interest on total indebtedness was approximately $107.9 million and $91.4 million at March 28, 1998 and December 31, 1997, respectively. Approximately $70.8 million and $56.9 million of the accrued interest was owed to CSCL at March 28, 1998 and December 31, 1997, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are secured by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority security interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority security interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL. The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are secured by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Futorian Furnishings, Inc. ("Futorian", formerly Furniture Comfort Corporation), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Futorian is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to secure the obligations under the Credit Agreement. Futorian is not an obligor on the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $94.6 million on the Fairwood Debentures, which includes $57.4 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of March 28, 1998.

There can be no assurance that Fairwood will be able to continue as a going concern. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's chapter 11 case to a chapter 7 liquidation or, alternatively, to appoint a chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion or the appointment of a chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. There is no way to know what the outcome of the proceeding will be. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that Fairwood's direct and indirect subsidiaries will continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 28, 1998.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1997 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first three months of 1998 were approximately $4.3 million. There were no repayments to CSCL during the first three months of 1998. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

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

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1998.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 28, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1999. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1997 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended March 28, 1998 Versus Three Months Ended March 29, 1997

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1998 in comparison to the same period in 1997.

Consolidated net sales were approximately $43.0 million in the first quarter of 1998, an increase of 15.3% from last year's first quarter consolidated net sales of approximately $37.3 million, due primarily to an increase of sales at Stratford.

First quarter 1998 net sales (including intercompany sales) by the Stratford Company increased 16.0% to approximately $29.7 million as compared to $25.6 million for the comparable period in 1997. First quarter sales in 1998 to Stratford's larger national retail chain customers increased 49.0%, while sales to smaller retail furniture store customers increased by .3%. Total Stratford volume, excluding frame and coil sales and sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate, increased 26.4% during the first quarter of 1998 as compared to 1997. Volume to Stratford's larger national retail chain customers increased 45.4%, while volume to Stratford's smaller retail furniture store customers increased 9.4%. Sales of frames and coils to other furniture manufacturers decreased 3.0% during the first quarter of 1998 as compared to 1997.

Stratford's selling prices decreased 2.3% during the first quarter of 1998 as compared to 1997. Excluding sales to Simmons, net sales for the first quarter of 1998 were approximately $27.8 million compared to approximately $22.6 million for the first quarter of 1997, an increase of 23.0%. First quarter sales in 1998 to Simmons were approximately $2.0 million compared to approximately $3.0 million for the first quarter of 1997, a decrease of 33.3%.

First quarter 1998 net sales by Barcalounger increased 13.0% to approximately $13.9 million as compared to $12.3 million in 1997. This increase in sales reflects an increase of 7.5% in the number of pieces sold in the first quarter of 1998 versus 1997, and a 4.7% increase in average selling prices.

Consolidated cost of sales increased 18.0% in the first quarter of 1998 to $39.9 million, or 92.7% of net sales, as compared to $33.8 million, or 90.7% of net sales in 1997. Stratford's cost of sales increased to 98.5% of net sales in the first quarter of 1998, as compared to 95.8% in the first quarter of 1997. Stratford's increased percentage of cost of sales is attributable mainly to inefficiencies and costs incurred when Stratford moved product lines from the Okolona facility to the New Albany facility and intense price competition. Barcalounger's cost of sales was 80.7% of net sales for the first quarters of 1998 and 1997.

Consolidated selling, administrative and general expenses for the first quarters of 1998 and 1997 were approximately $6.2 million and $5.8 million, respectively, representing an increase of 6.9%. This increase is due to primarily to $.6 million of restructuring costs and increases in variable selling costs due to increased sales offset by a $.7 million gain on the sale of receivables from a company in bankruptcy which had previously been fully reserved.

Interest expense, was approximately $17.1 million and $15.5 million for the first quarters of 1998 and 1997, respectively, an increase of approximately 10.3%. The increase was primarily due to increased borrowings on the line of credit.

No income taxes have been provided in the first quarters of 1998 and 1997, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's audited consolidated financial statements as of December 31, 1997 included in the Company's Form 10-K, and footnote 6 to the Company's unaudited condensed consolidated financial statements included herein.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1997 for a description of pending legal action.

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

Date:  May 12, 1998