Form 10-Q
period 1998-06-27
FAIRWOOD CORP
filed 1998-08-11
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998
                  --------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                   ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        Outstanding at
          Class                                         June 27, 1998
          -----                                    -----------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     -----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 -----------------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                              June 27,      December 31,
                           Assets                               1998            1997
                           ------                          -------------    ------------
                                                            (Unaudited)       (Audited)
Current Assets:

  Cash and cash equivalents                                 $    1,213            605
                                                              --------       --------


  Accounts and notes receivable:
    Trade                                                       24,866         28,119
    Notes receivable, affiliate                                  3,000            500
    Due from affiliate                                           4,540          1,420
    Other                                                            -             48
                                                              --------       --------
                                                                32,406         30,087
  Less allowance for discounts and doubtful accounts             1,505          4,216
                                                              --------       --------

                                                                30,901         25,871
                                                              --------       --------


  Inventories                                                   14,772         13,950

  Prepaid expenses and other current assets                      2,429          1,911
                                                              --------       --------


               Total current assets                             49,315         42,337
                                                              --------       --------



Property, plant and equipment, at cost                          32,480         31,518
  Less accumulated depreciation and amortization                19,436         18,517
                                                              --------       --------

                                                                13,044         13,001
                                                              --------       --------



Other assets                                                       406          1,434
                                                              --------       --------





                                                            $   62,765         56,772
                                                              ========       ========


                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                             July 27,     December 31,
                 Liabilities and Deficit                       1998           1997
                 -----------------------                   -----------    -----------
                                                           (Unaudited)     (Audited)
Current Liabilites:
  Notes payable                                             $   22,883         15,554
  Overdraft                                                      1,360              -
  Current maturities of long-term debt:
    Revolving credit                                           277,572              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                           48            233
  Accounts payable                                               6,872         11,056
  Accrued interest                                             111,526         91,436
  Accrued expenses                                              10,521          9,035
  Federal and state income taxes                                 5,004          5,034
                                                              --------       --------

               Total current liabilities                       684,567        301,129
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        254,714
  Senior subordinated debentures                                     -         80,000
  Mortgage payable                                               2,025          2,052
                                                              --------       --------

                                                                 2,025        336,766
                                                              --------       --------

Deferred income taxes                                            1,179          1,179
Other liabilities                                                2,343          1,653
                                                              --------       --------

                                                                 3,522          2,832
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive income                     (     353)     (     353)
  Retained deficit                                           ( 683,044)     ( 639,650)
                                                              --------       --------

                                                            ( 627,449)      ( 584,055)
                                                             --------        --------


                                                           $   62,765          56,772
                                                             ========        ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                    Three Months Ended                 Six Months Ended
                                  -----------------------          -----------------------


                                  June 27,       June 28,          June 27,       June 28,
                                    1998           1997              1998           1997
                                  --------       --------          --------       ---------

Net sales                        $  38,244         34,475            81,268         71,746
                                   -------        -------           -------        -------


Cost of sales                       35,413         33,054            75,313         66,873

Selling, administrative and
  general expenses                   8,142         10,270            14,364         16,059
                                   -------        -------           -------        -------


                                    43,555         43,324            89,677         82,932
                                   -------        -------           -------        -------


Operating loss                    (  5,311)      (  8,849)         (  8,409)      ( 11,186)


Interest income                         66             83                70             88


Interest on indebtedness          ( 18,002)      ( 16,080)         ( 35,136)      ( 31,607)


Other income (expenses), net            70            143               120            196
                                   -------        -------           -------        --------


Loss before income taxes          ( 23,177)      ( 24,703)         ( 43,355)      ( 42,509)


Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------


Net loss                         $( 23,177)      ( 24,703)         ( 43,355)      ( 42,509)
                                   =======        =======           =======        =======



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                    Six Months Ended
                                                                 -----------------------

                                                                  June 27,      June 28,
                                                                    1998          1997
                                                                  --------      --------

Cash flows from operating activities:
  Net loss                                                       $( 43,355)     ( 42,509)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    919           967
      Gain on disposal of property, plant and equipment                  -      (     60)
      Changes in assets and liabilities:
        Accounts receivable                                       (  2,530)        2,935
        Inventories                                               (    822)          522
        Prepaid expenses and other current assets                 (    518)          609
        Accounts payable                                          (  4,223)     (    544)
        Accrued expenses                                            21,576        22,303
        Federal and state income taxes                            (     30)           19
        Other, net                                                   1,718           690
                                                                   --------      -------
Cash used - operating activities                                  ( 27,265)     ( 15,068)
                                                                   --------      -------

Cash flows from investing activities:
  Dispostion of property, plant and equipment                            -            60
  Capital expenditures                                            (    962)     (     98)
  Advances to affiliate                                           (  2,500)            -
                                                                   -------       -------
Cash used - investing activities                                  (  3,462)     (     38)
                                                                   -------       -------

Cash flows from financing activities:
  Overdraft                                                          1,360           252
  Proceeds from long-term debt                                      22,858        12,030
  Repayment of long-term debt                                     (    212)     (   180)
  Proceeds from credit line                                         22,883             -
  Proceeds from Factor, net                                       ( 15,554)        3,259
                                                                   -------       -------
Cash provided - financing activities                                31,335        15,361
                                                                   -------       -------

Increase (decrease) in cash and cash equivalents                       608           255
Cash and cash equivalents:
  Beginning of period                                                  605           429
                                                                   -------       -------
  End of period                                                  $   1,213           684
                                                                   =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                       $  14,109        12,830
  Income tax refunds (payments), net                              (     30)           19

Supplemental schedule of noncash operating and financing activities
In the six month periods ending June 27, 1998 and June 28, 1997 the Company recognized $39 thousand and $33 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and six months ended June 27, 1998 and June 28, 1997, the financial position at June 27, 1998 and December 31, 1997 and the cash flows for the six months ended June 27, 1998 and June 28, 1997. The results of operations for the three and six month periods ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1997 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Futorian Furnishings, Inc. ("Futorian", formerly Furniture Comfort Corporation), whose two operating divisions, Stratford Division ("Stratford") and Barcalounger Division ("Barcalounger") manufacture stationary and motion upholstered residential furniture.

         The Company adopted the provision of Statement of Accounting Standard No. 130 (FAS 130), Reporting Comprehensive Income, for the periods presented. Fairwood's comprehensive income includes a minimum pension liability which is calculated and reported annually. As a result, FAS 130 had no effect on the quarterly unaudited condensed consolidated statement of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segment of an Enterprise and Related Information." FAS No. 131 requires Fairwood to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provision of this statement during fiscal year 1998 and plans to implement the provisions of this statement at December 31, 1998. Management currently plans to include additional disclosures about Fairwood's two operating divisions, Stratford and Barcalounger, to comply with this statement's provisions.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           June 27, 1998     December 31, 1997
                                           -------------     -----------------
                                            (Unaudited)          (Audited)

         Raw materials                       $ 11,818             11,809
         In process                             3,487              3,591
         Finished goods                         7,234              6,220
                                             --------           --------
         Inventories at
           first-in, first-out                 22,539             21,620
         LIFO reserve                           7,767              7,670
                                             --------           --------
         Inventories at LIFO                 $ 14,772             13,950
                                             ========           ========

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


4. On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000 and borrowings under the agreements are classified as notes payable in the accompanying condensed unaudited consolidated balance sheets. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. At June 27, 1998 the available borrowings under the agreement were $4,869,000.

5. No provision for income taxes has been provided during the six months ended June 27, 1998 and June 28, 1997, as the Company is in a net operating loss carryforward position.

6. Fairwood and the Internal Revenue Service ("IRS") have reached an agreement regarding the settlement of issues arising out of an IRS audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the years ended July 11, 1988 through December 31, 1991. The net federal tax cost, including statutory interest, to Fairwood and its subsidiaries under the terms of the settlement is estimated to be approximately $4.8 million. The settlement would also significantly reduce Fairwood's available net operating loss carryforwards. While the terms of settlement have been approved by the IRS, they remain subject to the approval of the United States Bankruptcy Court, and no assurances can be given that any such approval will be given. Fairwood expects to bring a motion for approval of the settlement before the Bankruptcy Court during the third quarter of 1998. This settlement does not include consideration of the state tax impact which has been estimated by management.

         This settlement provides Fairwood the opportunity to recover previous taxes paid through carrying back the interest component of the settlement back up to 10 years. This carryback is available to Fairwood under current IRS regulations and management believes that it is currently more likely than not that previous taxes paid will be recovered. Fairwood has accrued the estimated Federal and state obligations, net of expected recoveries of previous taxes paid, in Federal and state income taxes on the accompanying balance sheet.

         Fairwood estimates that the aggregate tax liability, if all initially proposed adjustments that arose from the IRS examination were resolved unfavorably would, together with statutory interest and state income tax, total approximately $145 million and eliminate substantially all of Fairwood's net operating loss carryforwards.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


7. On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $101.3 million on the Fairwood Debentures, which includes $61.5 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of June 27, 1998. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of Fairwood as of June 27, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1999.

         Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 27, 1998.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


9. Stratford continues to provide new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $218,922 and $298,463 for the three-month periods ended June 27,1998 and June 28, 1997, respectively, and approximately $368,922 and $623,963 for the six-month periods then ended, respectively. Under a separate agreement, Stratford increased its advances to Simmons to $3,000,000.

10. Certain reclassifications have been made to the December 31, 1997 financial statements to conform with the June 27, 1998 condensed consolidated financial statement presentation.

Item 2.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimated," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Company's Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Liquidity and Capital Resources

At June 27, 1998, The Company had total indebtedness of approximately $551.3 million of which approximately $549.2 million was current and approximately $463.4 was owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $521.3 million at December 31, 1997, of which $184.6 million was current and approximately $440.6 million was owed to CSCL. Accrued interest on total indebtedness was approximately $111.5 million and $91.4 million at June 27, 1998 and December 31, 1997, respectively. Approximately $71.7 million and $56.9 million of the accrued interest was owed to CSCL at June 27, 1998 and December 31, 1997, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

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

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $101.3 million on the Fairwood Debentures, which includes $61.5 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of June 27, 1998.

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

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 27, 1998.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1997 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 1998 were approximately $22.9 million. There were no repayments to CSCL during the first six months of 1998. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. At June 27, 1998 the available borrowings under this agreement were $4,869,000.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1998.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 27, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1999. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1997 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended June 27, 1998 Versus Three Months Ended June 28, 1997

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1998 in comparison to the same period in 1997.

Net sales on a consolidated basis were approximately $38.2 million in the second quarter of 1998, an increase of 10.7% from last year's second quarter consolidated net sales of approximately $34.5 million.

Second quarter 1998 net sales (including intercompany sales) by the Stratford increased 11.4% to approximately $25.4 million as compared to $22.8 million for the comparable period in 1997. Second quarter sales to Simmons Upholstered Furniture Corporation ("Simmons"), were approximately $1.3 million, a decrease of 50.0% from 1997 second quarter sales of $2.6 million. Total Stratford volume, excluding frame and coil sales which accounted for approximately 7.3% of second quarter 1998 net sales and 14.2% of second quarter 1997 net sales and excluding sales to Simmons, increased 25.1% during the second quarter of 1998 as compared to 1997. This increase is due to becoming a major supplier to a major retailer during 1998.

Stratford's average furniture selling price for the quarter, which is dependent on the type of product and customer, decreased 1.2% percent from the comparable period in 1997. Excluding sales to Simmons who became an affiliate during November 1995, net sales for the second quarter of 1998 were approximately $24.9 million compared to approximately $20.2 million for the second quarter of 1997, an increase of 23.3%.

Second quarter 1998 net sales by Barcalounger increased 11.7% to approximately $13.4 million as compared to $12.0 million for the comparable period in 1997. This increase in sales reflects an increase in total volume of 7.2%, and a 4.1% increase in average sales prices. The increase is due to the continued strategy of offering a finer, more exclusive product, with the emphasis on quality, service and value.

Cost of sales on a consolidated basis increased 6.9% in the second quarter of 1998 to $35.4 million, or 92.7% of net sales, as compared to $33.1 million, or 95.9% of net sales, in 1997. Stratford cost of sales decreased to 99.1% of net sales in the second quarter of 1998, as compared to 103.6% in the second quarter of 1997. The decrease was attributable to better factory utilization. Barcalounger cost of sales decreased to 80.6% of net sales in the second quarter of 1998, as compared to 81.3% in the second quarter of 1997.

Selling, administrative and general expenses on a consolidated basis for the second quarters of 1998 and 1997 were approximately $8.1 million and $10.3 million, respectively, representing a decrease of 21.4%. The decrease was due primarily to reserves taken in the second quarter of 1997 by Stratford for expected non-collection of amounts due from a large national retail chain and the write down of non-performing assets and prepaid expenses, offset partially for costs to transfer certain administrative operations to Chicago.

Other income was approximately $.1 million for the second quarters of 1998 and 1997.

Six Months Ended June 27, 1998 Versus Six Months Ended June 28, 1997

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1998 in comparison to the same period in 1997.

Net sales on a consolidated basis were approximately $81.3 million in the first six months of 1998, an increase of 13.4% from last year's first six months consolidated net sales of approximately $71.7 million, due primarily to an increase of sales at Stratford.

Stratford Division net sales (including intercompany sales) for the first six months of 1998 increased 13.8% to approximately $55.1 million as compared to $48.4 million for the comparable period in 1997. Sales to Simmons for the six month period in 1998, were approximately $3.3 million, a decrease of 41.1% from 1997 second quarter sales of $5.6 million. Total Stratford volume excluding frame and coil sales which accounted for approximately 7.8% of the first six months of 1998 net sales and 10.7% of the first six months of 1997 net sales and excluding sales to Simmons, has increased 25.8% for the first six months of 1998 as compared to the first six months of 1997. The average furniture selling price for the 1998 six month period, which is dependent upon the type of product and customer, increased 0.5% from the comparable period in 1997. These increases are due to becoming a major supplier to a large retailer during 1998.

Barcalounger net sales for the first six months of 1998 were approximately $27.3 million, an increase of 12.3%, as compared to 1997 second quarter sales of $24.3 million, reflective of a 7.3% increase in the number of pieces sold and a 4.5% increase in average selling prices. The increase is due to the continued strategy of offering a finer, more exclusive product with the emphasis on quality, service and value.

Cost of sales on a consolidated basis increased 12.6% in first six months of 1998 to approximately $75.3 million, or 92.6% of net sales, as compared to $66.9 million, or 93.2% of net sales, in 1997. Stratford's cost of sales decreased to 98.8% of net sales in the first six months of 1998, as compared to 99.5% in the first six months of 1997. The decrease was attributable to better factory utilization and improved pricing. Barcalounger's cost of sales decreased to 80.7% of net sales in the first six months of 1998, as compared to 81.0% of net sales in the first six months of 1997. The decrease in cost of sales as a percentage of net sales was the result of continued sales increases and a slight reduction in fixed overhead costs as a percentage of sales.

Selling, administrative and general expenses on a consolidated basis for the first six months of 1998 and 1997 were approximately $14.4 million and $16.1 million, respectively, representing a decrease of 10.6%. The decrease was due primarily to reserves taken in the second quarter of 1997 for expected non-collection of amounts due from a large national retail chain, the write down of non-performing assets and prepaid expenses offset partially for costs incurred in 1998 to transfer certain administrative operations to Chicago.

Other income was approximately $.1 million and $.2 million for the first six months of 1998 and 1997.

No income taxes have been provided in the first six months of 1998 and 1997, respectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

Year 2000

The Company has completed a comprehensive review of its computer system identifying the systems that could be affected by the "Year 2000" issue and has virtually completed the implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being programs that have time written using two digits rather than four to define the application year. Any of the Company's sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result is a major system failure or miscalculations.

The Company has replaced older software with software that is Year 2000 compliant and modified other older software to be Year 2000 compliant. In addition, non-critical operational systems are in the process of being converted or replaced. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations.

The Company has initiated communications with its critical outside relationships to determine the extent to which the Company may be affected by such parties' failure to resolve their own year 2000 issues. Where practical, the Company will assess and attempt to mitigate its risk with respect to the failures of these entities to be year 2000 ready. There can be no assurance, however, that the system of such third parties will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company. Management does not except the remaining costs to exceed $500,000.

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







Date:  August 11, 1998