Form 10-Q
period 1998-09-26
FAIRWOOD CORP
filed 1998-11-10
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998
                -------------------------------------------------

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                  Yes  X        No
                                                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        Outstanding at
          Class                                      September 26, 1998
          -----                                    --------------------
Class A Voting, $.01 Par Value                                   500
------------------------------                     --------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 --------------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                           September 26,     December 31,
                           Assets                               1998            1997
                           ------                          -------------    ------------
                                                            (Unaudited)       (Audited)
Current Assets:

  Cash and cash equivalents                                 $    1,569            605
                                                              --------       --------


  Accounts and notes receivable:
    Trade                                                       23,211         28,119
    Notes receivable, affiliate                                    500            500
    Due from affiliate                                           2,400          1,420
    Other                                                            4             48
                                                              --------       --------
                                                                26,115         30,087
  Less allowance for discounts and doubtful accounts             1,308          4,216
                                                              --------       --------

                                                                24,807         25,871
                                                              --------       --------

  Inventories                                                   13,905         13,950

  Prepaid expenses and other current assets                      2,393          1,911
                                                              --------       --------


               Total current assets                             42,674         42,337
                                                              --------       --------



Property, plant and equipment, at cost                          32,832         31,518
  Less accumulated depreciation and amortization                19,900         18,517
                                                              --------       --------
                                                                12,932         13,001
                                                              --------       --------


Other assets                                                       406          1,434
                                                              --------       --------






                                                            $   56,012         56,772
                                                              ========       ========


                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands except share data)



                                                           September 26,   December 31,
                 Liabilities and Deficit                       1998            1997
                 -----------------------                   ------------    -----------
                                                            (Unaudited)     (Audited)
Current Liabilities:
  Notes payable                                             $   22,582         15,554
  Overdraft                                                      1,430              -
  Current maturities of long-term debt:
    Revolving credit                                           284,388              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                           45            233
  Accounts payable                                               5,992         11,056
  Accrued interest                                             122,151         91,436
  Accrued expenses                                              10,392          9,035
  Federal and state income taxes                                 5,007          5,034
                                                              --------       --------

               Total current liabilities                       700,768        301,129
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        254,714
  Senior subordinated debentures                                     -         80,000
  Mortgage payable                                               2,017          2,052
                                                              --------       --------

                                                                 2,017        336,766
                                                              --------       --------

Deferred income taxes                                            1,179          1,179
Other liabilities                                                1,876          1,653
                                                              --------       --------

                                                                 3,055          2,832
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive income                     (     353)     (     353)
  Retained deficit                                           ( 705,523)     ( 639,650)
                                                              --------       --------
                                                             ( 649,928)     ( 584,055)
                                                              --------       --------


                                                            $   56,012         56,772
                                                              ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                     Three Months Ended              Nine Months Ended
                               ----------------------------    ----------------------------

                               September 26,  September 27,    September 26,  September 27,
                                    1998           1997             1998           1997
                               -------------  -------------    -------------  -------------
Net sales                        $  32,675         32,918          113,943        104,664
                                   -------        -------          -------        -------


Cost of sales                       30,928         32,222          106,241         99,095
Selling, administrative and
  general expenses                   6,165          6,373           20,529         22,432
                                   -------        -------          -------        -------


                                    37,093         38,595          126,770        121,527
                                   -------        -------          -------        -------


Operating loss                    (  4,418)      (  5,677)        ( 12,827)      ( 16,863)


Interest income                         65              8              135             96


Interest on indebtedness          ( 18,177)      ( 16,466)        ( 53,313)      ( 48,073)


Other income                            72             91              192            287
                                   -------        -------          -------        -------


Loss before income taxes          ( 22,458)      ( 22,044)        ( 65,813)      ( 64,553)

Provision for income taxes               -              -                -              -
                                   -------        -------          -------        -------


Net loss                         $( 22,458)      ( 22,044)        ( 65,813)      ( 64,553)
                                   =======        =======          =======        =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                  Nine Months Ended
                                                             ---------------------------

                                                             September 26, September 27,
                                                                 1998          1997
                                                             ------------- -------------
Cash flows from operating activities:
  Net loss                                                    $( 65,813)     ( 64,553)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                               1,383         1,427
      Gain on disposal of property, plant and equipment               -      (     60)
      Changes in assets and liabilities:
        Accounts receivable                                       1,064         2,308
        Inventories                                                  45      (    847)
        Prepaid expenses and other current assets              (    482)           13
        Accounts payable                                       (  5,124)     (  1,772)
        Federal and state income taxes                         (     28)           19
        Accrued expenses                                         32,072        33,729
        Other, net                                                1,251           793
                                                                --------      -------
Cash used - operating activities                               ( 35,632)     ( 28,943)
                                                                --------      -------

Cash flows from investing activities:
  Dispostion of property, plant and equipment                         -            60
  Capital expenditures                                         (  1,314)     (    174)
                                                                -------       -------
Cash used - investing activities                               (  1,314)     (    114)
                                                                -------       -------

Cash flows from financing activities:
  Overdraft                                                       1,430      (    715)
  Proceeds from long-term debt                                   29,674        25,416
  Repayment of long-term debt                                  (    222)     (    180)
  Proceeds from credit line, net                                 22,582             -
  Proceeds from (repayments to) factor, net                    ( 15,554)        4,816
                                                                -------       -------
Cash provided - financing activities                             37,910        29,337
                                                                -------       -------

Increase in cash and cash equivalents                               964           280
Cash and cash equivalents:
  Beginning of period                                               605           429
                                                                -------       -------
  End of period                                               $   1,569           709
                                                                =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                    $  22,598        18,709
  Income tax refunds (payments), net                           (     28)           19

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the nine month periods ending September 26, 1998 and September 27, 1997 the Company recognized $60 thousand and $51 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and nine months ended September 26, 1998 and September 27, 1997, the financial position at September 26, 1998 and December 31, 1997 and the cash flows for the nine months ended September 26, 1998 and September 27, 1997. The results of operations for the three and nine month periods ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 requires Fairwood to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provision of this statement during fiscal year 1998 and plans to implement the provisions of this statement at December 31, 1998. Management currently plans to include additional disclosures about Fairwood's two operating divisions, Stratford and Barcalounger, to comply with this statement's provisions.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                      September 26, 1998         December 31, 1997
                                      ------------------         -----------------
                                          (Unaudited)               (Audited)
         Raw materials                      $ 10,188                  11,809
         In process                            3,557                   3,591
         Finished goods                        7,974                   6,220
                                              ------                  ------
         Inventories at first-in,
           first-out                          21,719                  21,620
         LIFO reserve                          7,814                   7,670
                                              ------                  ------
         Inventories at LIFO                $ 13,905                  13,950
                                              ======                  ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


4. On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000 and borrowings under the agreements are classified as notes payable in the accompanying unaudited condensed consolidated balance sheets. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. At September 26, 1998 the available unused borrowings under the agreement were $2.9 million.

5. No provision for federal income taxes has been provided during the nine months ended September 26, 1998 and September 27, 1997, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6. The United States Bankruptcy Court (the "Bankruptcy Court") has approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. The net federal tax cost, including statutory interest and the claim for refund as described below, to Fairwood and its subsidiaries under the terms of the settlement is estimated to be approximately $5.0 million. The settlement would also significantly reduce Fairwood's available net operating loss carryforwards. This settlement does not include consideration of the state tax impact. Management is currently reviewing the state tax effect of this settlement and believes there will not be a material impact. As approved by the Bankruptcy Court, the settlement would be funded by additional borrowings under Consolidated Furniture's existing revolving credit agreement, with any refund obtained (as described below) returned to the lender under that facility.

     This settlement provides Fairwood the opportunity to claim a refund of certain taxes paid through carrying the interest component of the settlement back up to 10 years. Management believes that it is currently more likely than not that taxes totally $1.3 million will be recovered. Fairwood has accrued the estimated Federal and state obligations, net of expected recoveries of previous taxes paid, in Federal and state income taxes on the accompanying balance sheet.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


7. On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $108.1 million on the Fairwood Debentures, which includes $65.6 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of Sepember 26, 1998. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain bondholders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking the dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's Chapter 11 case to a Chapter 7 liquidation or, alternatively, to appoint a Chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a Chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a Chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion for the appointment of a Chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. The Chapter 11 case pertains only to Fairwood Corporation. Its direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that these companies will continue to operate in the normal course of business.

8. Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of Fairwood as of September 26, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 1999.

     Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 26, 1998.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


9. Stratford continues to provide new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $490,801 and $641,532 of revenues for the three-month periods ended September 26, 1998 and September 27, 1997, respectively, and approximately $1,414,764 and $1,944,066 of revenues for the nine-month periods then ended, respectively. Stratford also billed Simmons $608,001 and $1,216,002 for Stratford employees that provided services for Simmons for the three-month and nine-month periods ended September 26, 1998, respectively. Under a separate agreement, Stratford decreased its advances to Simmons to $500,000.



10. Certain reclassifications have been made to the December 31, 1997 financial statements to conform with the September 26, 1998 unaudited condensed consolidated financial statement presentation.

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

Liquidity and Capital Resources

At September 26, 1998, The Company had total indebtedness of approximately $557.8 million of which approximately $555.8 million were classified as current liabilities and approximately $470.2 was owed to Court Square Capital Limited ("CSCL"), an affiliate. Total indebtedness was approximately $521.3 million at December 31, 1997, of which $184.6 million were classified as current liabilities and approximately $440.6 million was owed to CSCL. Accrued interest on total indebtedness was approximately $122.2 million and $91.4 million at September 26, 1998 and December 31, 1997, respectively. Approximately $79.7 million and $56.9 million of the accrued interest was owed to CSCL at September 26, 1998 and December 31, 1997, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

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

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $108.1 million on the Fairwood Debentures, which includes $65.6 million due to CSCL, is included in accrued interest in the accompanying unaudited consolidated balance sheet as of September 26, 1998.

There can be no assurance that Fairwood will be able to continue as a going concern. An involuntary Chapter 7 petition was filed on January 3, 1996 in the United States Bankruptcy Court for the Southern District of New York against Fairwood Corporation by certain merger debenture holders. In response to the bankruptcy filing, on April 22, 1996, Fairwood and certain other entities filed a cross-motion seeking dismissal of the petition. On November 26, 1996, the motion to dismiss was denied. On December 26, 1996, Fairwood exercised its right to convert the pending involuntary bankruptcy case to a voluntary Chapter 11 proceeding as debtor-in-possession. On May 2, 1997, certain holders of the Fairwood Debentures filed a Motion seeking to convert Fairwood's chapter 11 case to a chapter 7 liquidation or, alternatively, to appoint a chapter 11 trustee. On July 21, 1997, the Bankruptcy Court denied the request to convert the case and held in abeyance pending further proceedings the request to appoint a chapter 11 trustee. Fairwood cannot predict how the Court may rule on the request to appoint a chapter 11 trustee or when such ruling may occur. Fairwood has indicated in Bankruptcy Court papers that if the Motion or the appointment of a chapter 11 trustee is denied, it intends to propose a plan of reorganization with the Bankruptcy Court at some time in the future. There is no way to know what the outcome of the proceeding will be. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood's direct and indirect subsidiaries, including Consolidated Furniture, Futorian Furnishings, as well as their operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy, nor are such operations under the supervision of the Bankruptcy Court. It is currently expected that Fairwood's direct and indirect subsidiaries will continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 26, 1998.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1997 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 1998 were approximately $29.7 million. There were no repayments to CSCL during the first nine months of 1998. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of monies.

On February 11, 1998, Futorian entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower providing certain conditions are met. The loan is secured by accounts receivable, inventory, property and equipment and other assets. Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. At September 26, 1998 the available unused borrowings under the agreement were $2.9 million.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1998.

Consolidated Furniture's revolving line of credit and senior subordinated debentures mature on January 2, 1999 and, accordingly, have been classified as current liabilities in the accompanying unaudited consolidated balance sheet as of September 26, 1998. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 1999. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1997 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 26, 1998 Versus Three Months Ended September 27,
1997

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1998 in comparison to the same period in 1997.

Net sales on a consolidated basis were approximately $32.7 million in the third quarter of 1998, a decrease of 0.6% from last year's third quarter consolidated net sales of approximately $32.9 million.

Third quarter 1998 net sales (including intercompany sales and sales to Simmons Upholstered Furniture Corporation ("Simmons")), by Stratford decreased 6.7% to approximately $20.7 million as compared to $22.1 million for the comparable period in 1997. Third quarter sales to Simmons were approximately $1.5 million, a decrease of 45.5% from 1997 third quarter sales of $2.7 million. Total Stratford volume, excluding frame and coil sales which accounted for approximately 7.8% of third quarter 1998 net sales and 12.0% of third quarter 1997 net sales and excluding sales to Simmons, increased 6.1% during the third quarter of 1998 as compared to 1997. This increase is due to additional volume with National Warehouse Clubs.

Stratford's average furniture selling price for the quarter, which is dependent on the type of product and customer, decreased 2.3% percent from the comparable period in 1997. Excluding sales to Simmons, net sales for the third quarter of 1998 were approximately $19.2 million compared to approximately $19.4 million for the third quarter of 1997, a decrease of 1.0%.

Third quarter 1998 net sales by Barcalounger increased 7.0% to approximately $12.5 million as compared to $11.7 million for the comparable period in 1997. This increase in sales reflects an increase in total volume of 1.8%, and a 5.1% increase in average sales prices. The increase is due to the continued strategy of offering a finer, more exclusive product, with the emphasis on quality, service and value.

Cost of sales on a consolidated basis decreased 4.0% in the third quarter of 1998 to $30.9 million, or 94.5% of net sales, as compared to $32.2 million, or 97.9% of net sales, in 1997. Stratford's cost of sales decreased to 103.4% of net sales in the third quarter of 1998, as compared to 107.4% in the third quarter of 1997. The decrease was attributable to better factory utilization. Barcalounger cost of sales increased to 80.5% of net sales in the third quarter of 1998, as compared to 80.1% in the third quarter of 1997.

Selling, administrative and general expenses on a consolidated basis for the third quarters of 1998 and 1997 were approximately $6.2 million and $6.4 million, respectively, representing a decrease of 3.1%. The decrease was due primarily to an increase in allowance for doubtful accounts in the third quarter of 1997 by Stratford for expected non-collection of amounts due from a large national retail chain, the write down of non-performing assets and prepaid expenses, offset partially by costs incurred to transfer certain administrative operations to Chicago in 1998.

Other income was approximately $0.1 million for the third quarters of 1998 and 1997.

Nine Months Ended September 26, 1998 Versus Nine Months Ended September 27, 1997

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1998 in comparison to the same period in 1997.

Net sales on a consolidated basis were approximately $113.9 million in the first nine months of 1998, an increase of 8.8% from last year's first nine months consolidated net sales of approximately $104.7 million, due primarily to an increase of sales at Stratford.

Stratford Division net sales (including intercompany sales and sales to Simmons) for the first nine months of 1998 increased 7.5% to approximately $75.8 million as compared to $70.5 million for the comparable period in 1997. Sales to Simmons for the nine month period in 1998, were approximately $4.8 million, a decrease of 42.7% from first nine month of 1997 sales of $8.3 million. Total Stratford volume, excluding frame and coil sales which accounted for approximately 7.8% of the first nine months of 1998 net sales and 11.2% of the first nine months of 1997 net sales and excluding sales to Simmons, has increased 19.5% for the first nine months of 1998 as compared to the first nine months of 1997. The average furniture selling price for the 1998 nine month period, which is dependent upon the type of product and customer, decreased 0.3% from the comparable period in 1997. This decrease is due to additional volume of lower priced products with National Warehouse Clubs.

Barcalounger net sales for the first nine months of 1998 were approximately $39.8 million, an increase of 10.6%, as compared to 1997 third quarter sales of $36.0 million, reflective of a 5.5% increase in the number of pieces sold and a 4.8% increase in average selling prices. The increase is due to the continued strategy of offering a finer, more exclusive product, with the emphasis on quality, service and value.

Cost of sales on a consolidated basis increased 7.2% in first nine months of 1998 to approximately $106.2 million, or 93.2% of net sales, as compared to $99.1 million, or 94.7% of net sales, in 1997. Stratford's cost of sales decreased to 100.0% of net sales in the first nine months of 1998, as compared to 102.0% in the first nine months of 1997. The decrease was attributable to better factory utilization and improved pricing. Barcalounger's cost of sales decreased to 80.6% of net sales in the first nine months of 1998, as compared to 80.7% of net sales in the first nine months of 1997.

Selling, administrative and general expenses on a consolidated basis for the first nine months of 1998 and 1997 were approximately $20.5 million and $22.4 million, respectively, representing a decrease of 8.5%. The decrease was due primarily to an increase in allowance for doubtful accounts in the third quarter of 1997 for expected non-collection of amounts due from a large national retail chain, the write down of non-performing assets and prepaid expenses, offset partially by costs incurred in 1998 to transfer certain administrative operations to Chicago in 1998.

Other income was approximately $0.2 million and $0.3 million for the first nine months of 1998 and 1997, respectively.

No income taxes have been provided in the first nine months of 1998 and 1997, respectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

Year 2000

The Company has completed a comprehensive review of its computer system identifying the systems that could be affected by the "Year 2000" issue and has virtually completed the implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs designating time using two digits rather than four to define the application year. Any of the Company's sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result is a major system failure or miscalculations.

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

The Company has initiated communications with its critical outside relationships to determine the extent to which the Company may be affected by such parties' failure to resolve their own year 2000 issues. Where practical, the Company will assess and attempt to mitigate its risk with respect to the failures of these entities to be year 2000 ready. There can be no assurance, however, that the system of such third parties will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company. Costs incurred to resolve year 2000 issues through the third quarter of 1998 are approximately $300,000 and $60,000 for external and internal expenses, respectively. Management does not expect the remaining costs to exceed $500,000 for all year 2000 issues.



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












                                           FAIRWOOD CORPORATION
                                               (Registrant)



                                        /s/ John B. Sganga
                                        ----------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer



Date:  November 9, 1998