Form 10-K405
period 1998-12-31
FAIRWOOD CORP
filed 1999-03-31
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended           December 31, 1998
                          -------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                       to
                               ---------------------    ----------------

Commission file number                         0-18446
                       -------------------------------------------------

                              Fairwood Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3472113
------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)
               One Commerce Center
         1201 N. Orange Street, Suite 790
                  Wilmington, DE                                  19801
--------------------------------------------------            ------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          302-884-6749
                                                       ----------------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          ------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 1999.

On February 28, 1999, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

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

     On January 3, 1996, certain holders of the Fairwood public debentures
(the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

    Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood
Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, by order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of the ruling. These companies are expecting to continue to operate in the normal course of business. Fairwood is in the process of formulating a plan of reorganization which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

     The United States Bankruptcy Court has approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. The exam resulted in a net federal tax cost of $5.0 million after considering all available carrybacks, all of which has been accrued in prior years. The net cost includes the additional tax due, statutory interest, the benefit of a Tentative Refund provided for as part of the settlement, and the benefit of carrying back 1993 net operating losses to recover a portion of the additional tax paid under the claim. Also, as part of the settlement, the Company's net operating loss carryforwards were reduced by approximately $102 million.

     Management is currently reviewing the state tax effect of this settlement and believes there will not be a material impact. As approved by the Bankruptcy Court, the settlement will be funded by additional borrowings under Consolidated Furniture's existing revolving Credit Agreement. See Item 3. LEGAL PROCEEDINGS.

     Fairwood's subsidiary, Consolidated Furniture, is the parent of Futorian Furnishings, Inc. ("Futorian" formerly Furniture Comfort Corporation) whose two operating divisions, Stratford Division ("Stratford") and Barcalounger Division ("Barcalounger"), manufacture upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs and upholstered motion furniture, such as, modular sofas and living room and family room groups.

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

     Stratford and Barcalounger operate in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors which have expanded their lines. New entrants at mid price points have continued to erode Stratford's market share. Barcalounger has been able to maintain its market share by focusing on its core high-end high-quality product lines. In many cases this increased competitive activity has led to a lowering of selling prices and the extension of liberal credit terms in an attempt to maintain market share. However, Stratford sales have shown a continuous decrease. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES. For the years ended December 31, 1998, 1997 and 1996, net sales, including sales to Barcalounger, by Stratford were $101.6 million, $100.6 million and $114.0 million, respectively, and net sales by Barcalounger were $54.7 million, $49.7 million and $39.9 million, respectively.

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

     Stratford targets a broad market for its mid-priced recliner, motion and stationary upholstered furniture. Stratford sells mainly to large national retail furniture and department stores and has strong brand recognition.

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

     In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Under this Agreement, Stratford manufactures product for and supplies product on behalf of Simmons, and provides sales services and new product development services to Simmons. The products are manufactured using Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The term of the Agreement renews annually, unless terminated by either party. This agreement resulted in approximately $6.7, $11.2 and $12.7 million of revenues in 1998, 1997 and 1996, respectively, and the reimbursement of $600,000 in each of the three years for new product development and $2,625,000, $2,029,000 and $2,257,000 for selling expenses in 1998, 1997 and 1996, respectively. This agreement also resulted in the reimbursement of $2,164,000 of general and administrative expenses in 1998.

     Stratford is currently expanding its Simmons production in Okolona, Mississippi, as a result of its affiliate's decision to close a manufacturing facility in Paoli, Indiana. The expansion is expected to be completed in 1999.

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

Product Development

     Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, Fairwood believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, Fairwood conducts research and development activities which are decentralized and directed by its individual operating divisions.

     The Stratford and Barcalounger operating divisions expended a total of $10,366,000 in the past five years for product development programs of which $2,026,000, $1,945,000, and $1,779,000 was expended in 1998, 1997 and
1996, respectively.

Employees

     Fairwood has one employee and its subsidiaries and their operating divisions employed 2,314 persons at December 31, 1998. The Stratford and Barcalounger divisions have a long record of generally harmonious relations with employees.

Backlog

     The backlog of orders among Fairwood's furniture operations was approximately $10,906,000 at December 31, 1998 and approximately $17,830,000 at December 31, 1997. The 1997 Backlog was unusually high due to production delays at the end of 1997. It is expected that the backlog at December 31, 1998 will be filled in the current year. Fairwood does not consider backlog to be a significant indicator of the sales outlook for its products.

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

     Sears, Roebuck & Co. accounted for approximately 8 percent, 9 percent and 13 percent of Futorian's furniture sales during the years 1998, 1997 and 1996, respectively. Export sales for 1998, 1997 and 1996 were approximately 2 percent of sales for each of the three years, of which approximately 1% were made to Canada for each of the three years.

Environmental and Raw Materials

     In 1998, there were no significant effects upon the capital expenditures, earnings and competitive position of Stratford and Barcalounger occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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

     As of December 31, 1998, Stratford and Barcalounger divisions have furniture facilities as follows:

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
                                                                  ---------

                                                                   2,470,488
                                                                  ---------
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
                                                                  ---------

                                                                    376,753
                                                                  ---------

                                                                  2,914,704
                                                                  ---------

     Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of Court Square Capital Limited ("CSCL") granted in connection with the Credit Agreement (See Note 6 to the Company's Consolidated Financial Statements set forth in item 8).

     Stratford and Barcalounger believe that its properties are adequate to serve the current and anticipated needs of Stratford and Barcalounger without making capital expenditures materially higher than historical levels.

ITEM 3.  LEGAL PROCEEDINGS

     The United States Bankruptcy Court has approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. The exam resulted in a net federal tax cost of $5.0 million after considering all available carrybacks, all of which has been accrued in prior years. The net cost includes the additional tax due, statutory interest, the benefit of a Tentative Refund provided for as part of the settlement, and the benefit of carrying back 1993 net operating losses to recover a portion of the additional tax paid under the claim. Also, as part of the settlement, the Company's net operating loss carryforwards were reduced by approximately $102 million.

     Management is currently reviewing the state tax effect of this settlement and believes there will not be a material impact. As approved by the Bankruptcy Court, the settlement will be funded by additional borrowings under Consolidated Furniture's existing revolving Credit Agreement.

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

     The Company is involved in a case involving a house fire allegedly started by a cigarette lighter allegedly applied to a sofa sold by Stratford division. Plantiffs seek unspecified compensatory and punitive damages. The case was filed in June 1998 and is in discovery. This case is covered by insurance, subject to a $100,000 deductible. The Company has reserved $100,000 for this case. The ultimate outcome of this case or the ultimate obligation to the Company cannot be reasonably estimated.

     On January 3, 1996, certain holders of the Fairwood public debentures
(the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

    Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, by order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of the ruling. These companies are expecting to continue to operate in the normal course of business. Fairwood is in the process of formulating a plan of reorganization which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     Fairwood's common stock is privately held. At December 31, 1998 and 1997, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1998 and 1997. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 6 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

               Five Year Summary of Consolidated Financial Data
                          (Dollar Amounts in Millions)

                                         Years ended December 31,
                          -------------------------------------------------
                              1998      1997      1996       1995      1994
                              ----      ----      ----       ----      ----
Net sales                 $  154.2     148.1     151.3      176.8     244.9


Operating income (loss)     ( 13.8)   ( 20.6)   (  6.4)    ( 11.8)   (  8.2)


Interest expense, net       ( 71.7)   ( 65.5)   ( 61.2)    ( 58.6)   ( 53.4)


Gain on sale of subsidiary       -         -         -          -      20.8


Net loss                    ( 85.5)   ( 86.1)   ( 67.4)    ( 70.7)   ( 39.4)


Total assets                  58.2      56.8      46.6       54.1      95.6


Long-term debt, including
 current maturities *        556.7     505.8     453.1      420.7     415.4


Redeemable preferred stock      .1        .1        .1         .1        .1

* - Does not include accrued interest for 1998, 1997, 1996 and 1995 of $118.5 million, $91.4 million, $64.4 million and $37.3 million, respectively.

     Fairwood acquired Consolidated Furniture in a purchase transaction deemed to be effective as of July 3, 1988. In 1994, operations data includes the activities of Super Sagless for the period from January 1 through July 29, 1994. Accordingly, the data presented for 1994 is not comparable with 1998, 1997, 1996 and 1995.

     For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 5 and 14 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES

     Certain information in this annual report on Form 10-K, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimated," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

1998 vs 1997 Results of Operations

     Consolidated net sales of approximately $154.2 million for 1998 increased 4.1% from 1997 net sales of approximately $148.1 million, primarily due to increased sales at Barcalounger.

     Net sales (including intercompany sales) for 1998 by Stratford increased .8% to approximately $101.6 million as compared to $100.6 million for 1997.
During 1998 and 1997 net sales by Stratford include $6.7 million and $11.2 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford increased 5.9% in 1998. Total sales volume, excluding frame and coil sales which accounted for 7.8% of sales in 1998 and 10.6% in 1997, increased 3.6%, while average selling prices remained approximately the same. Sales in 1998 to Stratford's larger, national retail customers increased 32.6%, while sales to smaller retail customers decreased 15.8%. The increase in sales to Stratford's larger, national retail accounts was a result of increased focus on these accounts, which resulted in increased business of approximately $12 million to three customers. The decrease in sales to Stratford's smaller accounts was attributable to the focus on the larger accounts, which resulted in a reduction in service to these accounts. Approximately $5 million of the decrease to the smaller accounts was attributable to the loss of seven customers.

     Net sales for 1998 by Barcalounger increased 10.1% to approximately $54.7 million as compared to $49.7 million for 1997. This increase in sales reflects an increase of 5.4% in the number of pieces sold in 1998 versus 1997, and a 3.7% increase in average selling prices. Barcalounger continues to add to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. By offering a finer, more exclusive product, Barcalounger was able to increase sales in 1998 and 1997 with those retail furniture store customers who specialize in higher-priced, better quality furniture. This change led to a sales mix which resulted in increases in average prices.

     Consolidated cost of sales increased 1.3% in 1998 to approximately $143.9 million, or 93.3% of net sales as compared to $142.0 million, or 95.9% of net sales, in 1997. Stratford cost of sales, including intercompany sales, decreased to 100.5% of net sales in 1998, as compared to 103.5% in 1997. Barcalounger cost of sales decreased to 80.4% of net sales in 1998, as compared to 80.6% in 1997. Stratford cost of sales as a percentage of sales decreased in 1998 because of costs savings achieved from the movement of product lines from the Okolona facility to the New Albany facility, improved overhead efficiencies and a more favorable sales mix. Stratford's cost of sales as a percentage of sales have been excessively high because of unprofitable customers, intense price competition and underutilized fixed overhead expenses. Stratford expects to further reduce cost of sales as a percentage of sales by eliminating unprofitable customers, reducing excess overhead and substantial increasing in sales to Simmons, which will close its Paoli, Indiana manufacturing facility in 1999.

     Consolidated selling, administrative and general expenses decreased 9.7% to approximately $24.1 million in 1998 from approximately $26.7 million in 1997. Stratford selling, administrative and general expenses decreased 12.5% to approximately $16.1 million in 1998 from approximately $18.4 million in 1997. The decrease in selling, administrative and general expenses was primarily attributable to the decrease in bad debt expense from the prior year when two of Stratford's major customers declared bankruptcy. Barcalounger selling, administrative and general expenses increased 6.8% to approximately $6.3 million in 1998 from approximately $5.9 million in 1997. Barcalounger selling, administrative and general expenses increased in order to support sales increases of 10.1% in 1998.

     Consolidated interest expense increased 9.8% to $71.9 million from $65.5 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources. Stratford interest expense increased 66.7% to $3.0 million from $1.8 million due primarily to additional borrowings under Futorian's Revolving credit and term loan agreement, as discussed in Liquidity and Capital Resources.

     Stratford pretax loss decreased 19.9% to approximately ($19.3) million in 1998 from approximately ($24.1) million in 1997. Barcalounger pretax earnings increased 22.2% to approximately $4.4 million in 1998 from approximately $3.6 million in 1997.

1997 vs 1996 Results of Operations

     Consolidated net sales of approximately $148.1 million for 1997 decreased 2.1% from 1996 net sales of approximately $151.3 million, due to the significant reduction of sales at Stratford.

     Net sales (including intercompany sales) for 1997 by Stratford decreased 11.8% to approximately $100.6 million as compared to $114.0 million for 1996. During 1997 and 1996 net sales by Stratford include $11.2 million and $12.7 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford decreased 11.7% in 1997. Total volume, excluding frame and coil sales which accounted for 10.6% of sales in 1997 and 6.4% in 1996, in 1997 decreased 16.0%, while average selling prices decreased by approximately .5%. Sales in 1997 to Stratford's larger, national retail customers decreased 13.0%, while sales to smaller retail customers decreased 18.9%. These decreases in sales volume were due to a continuance of adverse factors that includes a weakness in sales in mid-priced furniture that Stratford targets, intense competition due to the overall softness in industry sales and the recent bankruptcy of Stratford's second and third largest customers. Moreover, Stratford's largest customer had reduced its number of selling units and inventory levels and consequently its purchases. These events are the main causes for the decrease in sales to the value merchants and the larger chain store customers who now make up the bulk of Stratford's customer base. Stratford's previous strategies to improve margins and lower selling costs were in conflict with certain customer's marketing strategies and slowed and blocked Stratford's attempts to recapture smaller stores' sales.

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

     Consolidated selling, administrative and general expenses increased 24.8% to approximately $26.7 million in 1997 from approximately $21.4 million in 1996. Stratford selling, administrative and general expenses decreased 35.3% to approximately $18.4 million in 1997 from approximately $13.6 million in 1996. The increase was due primarily to costs related to two of Stratford's major customers declaring bankruptcy in 1997. Barcalounger selling, administrative and general expenses decreased 13.5% to approximately $5.9 million in 1997 from approximately $5.2 million in 1996.

     Interest expense increased 6.7% to $65.5 million from $61.4 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources. Stratford interest expense was approximately $1.8 million in 1997 and 1996.

     Stratford pretax loss increased 205.1% to approximately ($24.1) million in 1997 from approximately ($7.9) million in 1996. Barcalounger pretax earnings increased 38.5% to approximately $3.6 million in 1997 from approximately $2.6 million in 1996.

Liquidity and Capital Resources

     Capital requirements for operations during 1998 and 1997 were provided primarily by financing channels and operating cash flows at the Barcalounger division.

     Fairwood had a working capital deficit of approximately $(292.2) million and $(258.8) million at December 31, 1998 and 1997, respectively. At December 31, 1998, Fairwood had long-term debt of approximately $556.7 million of which $168.8 million was current. Long-term debt at December 31, 1997 was approximately $505.8 million of which $169.0 million was current. Accrued interest on long-term debt was $118.5 million at December 31, 1998 and $91.4 million at December 31, 1997. Accrued interest is classified as a current liability.

     In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as collateral for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through January 1999.

     Throughout 1998, 1997 and 1996, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Outstanding borrowings from CSCL under the Credit Agreement during the years ended December 31, 1998, 1997 and 1996 were approximately $51.1 million, $50.7 million and $32.6 million, respectively. All outstanding debt and accrued interest at December 31, 1998, excluding the $62.9 million of outstanding merger debentures plus $45.1 million accrued interest thereon, $27.5 million outstanding under a Futorian revolving credit and term loan agreement and $2.1 million of a Futorian mortgage obligation, is payable to CSCL, which is an indirect subsidiary of Citicorp, a bank holding company, and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 2000. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 7.75% at December 31, 1998. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

     Interest payments during the years ended December 31, 1998, 1997 and 1996 of approximately $44.8 million, $38.5 million and $34.4 million, respectively were primarily made through increased borrowings and the issuance of additional pay-in-kind debentures. Principal payments of approximately $.2 million, $.2 million and $.1 million were made during the years ended December 31, 1998, 1997 and 1996, respectively.

     Annual maturities on debt for the years ended December 31, 1999 and 2000, are approximately $168.8 million and $385.9 million, respectively. Interest payments expected to be made through increased borrowings and cash from operations for the years ended December 31, 1999, 2000 and 2001 are estimated to be approximately $50.4 million, $55.4 million and $60.4 million.

     On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $114.8 million on the Fairwood Debentures, which includes $69.7 million due to CSCL, is included in accrued interest on the consolidated balance sheet as of December 31, 1998. See
Note 6 to the accompanying Consolidated Financial Statements.

     Based on the terms of the Fairwood Debentures, the failure to make the interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 1998.

     Capital additions were approximately $1.4 million, $3.0 million and $0.7 million for the years 1998, 1997 and 1996, respectively. The operating units, Stratford and Barcalounger anticipate making capital expenditures of approximately $1.1 million during 1999, primarily for the purpose of maintaining and upgrading their manufacturing equipment, machinery and facilities. Stratford and Barcalounger have no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations of the Barcalounger division, available credit facilities under the Consolidated Furniture's Credit Agreement with CSCL, and other financing arrangements. Consolidated Furniture and Futorian intend to pursue other sources of financing to the extent available and cost effective.

     Consolidated Furniture, Futorian and the operating divisions are dependent upon CSCL for funding of their debt service costs. Instruments relating to the Credit Agreement and senior subordinated debentures have been amended and certain provisions thereof waived at various times through January 1999 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

     Consolidated Furniture anticipates that funds provided by operations and available credit facilities under the Credit Agreement will be available in 1999 to support the operations of Stratford and Barcalounger. However, as discussed above, funds provided by available credit facilities cannot be expected to be adequate to make transfers to Fairwood for cash interest payments due in 1999 on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture and its subsidiaries.

     On February 11, 1998, Futorian entered into a revolving credit and term loan agreement ("agreement") with a domestic corporation which replaced the two factoring agreements of its two operating divisions, Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower provided certain conditions are met. The loan is collateralized by accounts receivable, inventory, property and equipment and other assets and has priority over Fairwood's Long-term debt (Note 6 to the consolidated financial statements included in Item 8). Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. The terms of the agreement provide for maintenance of certain financial covenants which have been waived for 1998. The amount outstanding under the revolving line of credit and term loan, including accrued interest, totaled $27,480,000 at December 31, 1998, and Futorian continues to use the facility. The fair market value of this revolving credit and term loan agreement cannot be reasonably estimated because of Fairwood's ongoing financial difficulties. The interest rate at December 31, 1998 was 8.75 percent.

     On January 3, 1996, certain holders of the Fairwood public debentures
(the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood
Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, by order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of the ruling. These companies are expecting to continue to operate in the normal course of business. Fairwood is in the process of formulating a plan of reorganization which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits to define the applicable year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause system failures and other computer errors, resulting in business and operational disruptions. The Company recognizes the need to identify and correct problems associated with its existing computer systems and certain non-information technology systems as the Year 2000 approaches. Both internal and external resources are being used to identify, correct, and to test these financial, information and operational systems for Year 2000 compliance.

     While a number of the Company's systems have been determined to be Year 2000 compliant, certain applications required remediation. The Company has substantially completed its remediation and is currently replacing certain non-Year 2000 compliant hardware and software as well as testing Year 2000 software changes. The Company anticipates that its remediation efforts and necessary testing related to the Year 2000 issue will be completed by September 1999 and does not expect the impact of Year 2000 issues to have a material impact on the financial position or results of operations of the Company.

     Cost and expenses incurred through December 31, 1998 in addressing the Year 2000 issue has been less than $400,000. It is estimated that less than $100,000 in costs will be incurred in 1999 in order to replace voice mail and personal computer equipment and complete a post implementation phase of an update to human resource software.

     The Company has made inquiries of key third parties to assess the potential impact on the Company's operations if such parties are not successful in remediating their systems in a timely manner; however, the Company is awaiting some responses which are expected before the end of the second quarter. The Company is in the process of developing contingency plans in the event Year 2000 failures of its key suppliers and service providers, and anticipates that these contingency plans will be in place by September 1999.

     The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following:(i) The Company may not be successful in properly identifying all systems and programs that contain two-digit year codes;(ii) The nature and number of systems which require reprogramming, upgrading or replacement may exceed the Company's expectations in terms of complexity and scope;(iii) The Company may not be able to complete all remediation and testing necessary in a timely manner;(iv) The Company has no control over the ability of its key suppliers and customers to achieve Year 2000 compliance; and (v) The impact of the Year 2000 problems on key customers may be of such magnitude that it may adversely affect their demand for the Company's products and services. Fairwood is not able to estimate the potential, worst-case-scenario as a result of Year 2000 failure from these, or other, unanticipated factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fairwood is exposed to risks related to fluctuations in interest rates on the revolving credit facility and term loan agreement and the Credit Agreement. Fairwood does not utilize interest rate swaps, forwards or option contracts on foreign currencies or commodities, or other types of derivative instruments. Fairwood has other borrowing facilities, however these have fixed interest rates.

     For fixed rate debt, changes in interest rates generally affect the fair value of the underlying indebtedness, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value, but do affect future earnings and cash flows.

     Assuming the amount outstanding under the revolving credit facility and term loan agreement and the Credit Agreement remains at $333.3 million, the balance at December 31, 1998, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $3.3 million.

     The fixed rate debt includes the following (in thousands):

                                                                   Interest rate
                                                                At December 31, 1998
Senior subordinated debentures, due 2000            $    80,000           18%
Senior subordinated pay-in kind
    debentures, due 2001                                105,853       15-1/2%
Merger debentures, due 2004                              62,928       16-7/8%
Mortgage payable, due 2017                                2,051        8-1/2%
                                                        -------
                                                    $   250,832
                                                        =======

    The fair value of the fixed rate debt, and changes in fair value due to fluctuations in market rates cannot be reasonably estimated considering Fairwood's ongoing financial difficulties. $185,933 of the fixed rate debt is due to CSCL, and Fairwood plans to attempt to refinance, or renegotiate an extension of the debt payable to CSCL when due.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Shareowner's Equity (Deficit) for the Years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

Independent Auditor's Report

The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareowners' equity
(deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 46. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Fairwood will continue as a going concern. As discussed in Notes 6 and 14 to the consolidated financial statements, Fairwood has failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995, 1996, 1997 and 1998 and does not expect to be able to make such payments in the future. Also, as described in notes 1 and 14, Fairwood continues to operate as a debtor in possession under Section 1108 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the ability of Fairwood Corporation to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 14. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                        (In thousands except share data)

Assets (note 5)                                                    1998           1997
------                                                             ----           ----
Current assets:


 Cash and cash equivalents                                        $ 2,165              605
                                                                  -------          -------


Accounts and notes receivable
   Trade (notes 2 and 6)                                           22,662           28,119
   Notes receivable, affiliate (Note 4)                               500              500
   Due from affiliate (Note 10)                                     4,089            1,420
   Other                                                                -               48
                                                                  -------          -------
                                                                   27,251           30,087
   Less allowance for discounts and doubtful accounts               1,317            4,216
                                                                  -------          -------

                                                                   25,934           25,871
                                                                  -------          -------

 Inventories (note 1)                                              14,666           13,950


 Prepaid expenses and other current assets (note 5)                 2,567            1,904
                                                                  -------          -------

           Total current assets                                    45,332           42,330
                                                                  -------          -------

Property, plant and equipment, at cost:
  Land                                                                 84               84
  Buildings and improvements                                       13,456           13,055
  Machinery and equipment                                          16,633           15,727
  Leasehold improvements                                            2,696            2,385
  Construction in progress                                              5              267
                                                                  -------          -------
                                                                   32,874           31,518

  Less accumulated depreciation and amortization                   20,380           18,517
                                                                  -------          -------
                                                                   12,494           13,001
                                                                  -------          -------


Other assets                                                          337            1,434
                                                                  -------          -------

                                                                  $58,163           56,765
                                                                  =======          =======



Liabilities and Shareowners' equity (deficit)

Current liabilities:

 Revolving credit facilities (Notes 2 and 3)                    $  27,480           15,554
 Overdraft                                                          2,212                -


 Current maturities of long-term debt (notes 6 and 14):
   Senior subordinated pay-in-kind debentures                     105,853          105,853
   Merger debentures                                               62,928           62,928
   Other                                                               45              233
 Accrued interest (Note 6)                                        118,462           91,436
 Accounts payable:
   Trade                                                            5,760            9,111
   Other                                                            1,332            1,945
 Accrued expenses                                                   8,389            9,035
 Federal and state income taxes (Note 5)                            5,027            5,027
                                                                ---------        ---------

            Total current liabilities                             337,488          301,122
                                                                ---------        ---------

Long-term debt, less current maturities (notes 6 and 14):

  Revolving credit                                                305,855          254,714
  Senior subordinated debentures                                   80,000           80,000
  Mortgage payable                                                  2,006            2,052
                                                                ---------        ---------

                                                                  387,861          336,766
                                                                ---------        ---------

Deferred Federal income taxes (note 5)                              1,957            1,179
Other liabilities (note 9)                                             72            1,653
                                                                ---------        ---------

                                                                    2,029            2,832
                                                                ---------        ---------

Redeemable preferred stock (note 7):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares.  Liquidation value $100 per share                   100              100
                                                                ---------        ---------


Shareowners' equity (deficit):
  Common stock, par value $.01 per share (notes 6 and 8):
    Class A voting, authorized 3,000,000 shares; issued
    and outstanding 500 shares                                          -                -

    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares                              10               10
  Additional paid-in capital                                       55,938           55,938
  Minimum pension liability (Note 9)                             (     27)        (    353)
  Accumulated deficit                                            (725,236)        (639,650)
                                                                ---------        ---------

                                                                 (669,315)        (584,055)
                                                                ---------        ---------

Commitments and contingencies (notes 1, 2, 5, 6, 9,
              10, 11, 12, 13 and 14)                            $  58,163           56,765
                                                                =========        =========


          See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                 Years ended December 31,
                                                 ------------------------
                                               1998        1997        1996
                                               ----        ----        ----
                                                      (In thousands)
Net sales (notes 10 and 12)                $  154,174     148,113     151,316
                                              -------     -------     -------

Cost of sales (note 10)                       143,885     142,024     136,242
Selling, administrative
 and general expenses (note 10)                24,110      26,705      21,461
                                              -------     -------     -------


                                              167,995     168,729     157,703
                                              -------     -------     -------


Operating loss                               ( 13,821)   ( 20,616)   (  6,387)


Interest income                                   150         111         198


Interest on indebtedness (notes 2 and 6)     ( 71,863)   ( 65,547)   ( 61,433)


Other income (expenses), net                       29    (     72)        249
                                              -------     -------     -------


Loss before income taxes                    (  85,505)  (  86,124)   ( 67,373)

Provision for income
   taxes (note 5)                                   -           -           -
                                              -------     -------     -------



Net loss                                   $ ( 85,505)   ( 86,124)   ( 67,373)
                                              =======     =======     =======







          See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                       Additional
                                                 Common stock           Paid-in       Comprehensive
                                                 Class A  Class B       Capital           Income
                                                 -------  -------      ----------     -------------
Balance, January 1, 1996                       $      -       10          55,938
Comprehensive loss
 Net loss                                                                               ( 67,373)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 9)                                                                417
                                                                                         -------
Comprehensive loss                                                                      ( 66,956)
                                                                                         =======
Preferred stock dividends
                                                -------  -------         -------
Balance, December 31, 1996                            -       10          55,938
Comprehensive loss
 Net loss                                                                               ( 86,124)
 Other comprehensive income, net of tax
 Adjustment to minimum
  pension liability (note 9)                                                                 186
                                                                                         -------
Comprehensive loss                                                                      ( 85,938)
                                                                                         =======
Preferred stock dividends
                                                -------  -------         -------
Balance, December 31, 1997                            -       10          55,938
Comprehensive loss
 Net loss                                                                               ( 85,505)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 9)                                                                326
                                                                                         -------
Comprehensive loss                                                                      ( 85,179)
                                                                                         =======
Preferred stock dividends
                                                -------  -------         -------
Balance, December 31, 1998                     $      -       10          55,938
                                                =======  =======         =======

                                                                  Accumulated
                                                                     Other
                                                                 Comprehensive     Shareowners'
                                                 Accumulated         Income           Equity
                                                   deficit           (Loss)          (Deficit)
                                                 -----------     -------------     ------------
Balance, January 1, 1996                          (486,027)         (    956)        (431,035)
Comprehensive loss
 Net loss                                         ( 67,373)                          ( 67,373)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 9)                                            417              417

Comprehensive loss

Preferred stock dividends                         (     57)                          (     57)
                                                   -------           -------          -------
Balance, December 31, 1996                        (553,457)         (    539)        (498,048)
Comprehensive loss
 Net loss                                         ( 86,124)                          ( 86,124)
 Other comprehensive income, net of tax
 Adjustment to minimum
  pension liability (note 9)                                             186              186

Comprehensive loss

Preferred stock dividends                         (     69)                          (     69)
                                                   -------           -------          -------
Balance, December 31, 1997                        (639,650)         (    353)        (584,055)
Comprehensive loss
 Net loss                                         ( 85,505)                          ( 85,505)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 9)                                            326              326

Comprehensive loss

Preferred stock dividends                         (     81)                          (     81)
                                                   -------           -------          -------
Balance, December 31, 1998                        (725,236)         (     27)        (669,315)
                                                   =======           =======          =======

          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                               --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    ------
                                                                         (In thousands)
Cash flows from operating activities:
Net loss                                                       ( 85,505)   ( 86,124)    ( 67,373)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                   1,870       1,886        2,170
  Loss (gain) on sale of property, plant and equipment         (     13)        361           59
  Changes in assets and liabilities:
    Accounts receivable                                        (     63)   (    846)       5,350
    Inventories                                                (    716)   (    325)         769
    Prepaid expenses and other current assets                       115         564          262
    Accounts payable                                           (  4,045)      1,151        2,098
    Accrued interest and expenses                                26,380      29,376       25,369
    Federal and state income taxes                                    -    (     24)    (     20)
    Other, net                                                 (    158)   (    193)    (    427)
                                                                -------     -------      -------

Cash used in operating activities                              ( 62,135)   ( 54,174)    ( 31,743)
                                                                -------     -------      -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                   (  1,371)   (  3,010)    (    679)
  Proceeds from disposition of property,
   plant and equipment                                               21          87          159
  Loan to affiliate                                            (      -)   (    500)           -
                                                                -------     -------      -------

Cash used in investing activities                              (  1,350)   (  3,423)    (    520)
                                                                -------     -------      -------

Cash flows from financing activities:
  Proceeds from long-term debt                                   51,141      52,817       32,623
  Proceeds from revolving line of credit and term loan, net      27,480           -            -
  Overdraft                                                       2,212    (    715)    (      6)
  Proceeds from sale (repurchases) of
   receivables to (from) Factor, net                           ( 15,554)      5,851     (  4,740)
  Repayment of long-term debt                                  (    234)   (    180)    (    170)
                                                                -------     -------      -------

Cash provided by financing activities                            65,045      57,773       27,707
                                                                -------     -------      -------

Increase (decrease) in cash and cash equivalents                  1,560         176     (  4,556)

Cash and cash equivalents:
  Beginning of period                                               605         429        4,985
                                                                -------     -------      -------
  End of period                                               $   2,165         605          429
                                                                =======     =======      =======



Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                   $   44,837      38,516       34,406
  Income taxes                                                        -           -            -

Adjustment to minimum pension liability                        (    326)   (    186)    (    417)






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

      As further described in Note 14, Fairwood Corporation is currently operating as debtor in possession under Section 1108 of the United States Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Description of Business (continued)

      Inventories

      All inventories (comprised of materials, labor and overhead costs) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. A LIFO liquidation occurred during 1997 that resulted in reductions of cost of sales of approximately $52,000.

      The components of inventory are as follows (in thousands):

                                                           1998        1997
                                                           ----        ----
      Raw materials                                      $ 10,740      11,809
      In process                                            3,054       3,591
      Finished goods                                        8,579       6,220
                                                           ------      ------
      Inventories at first-in, first-out                   22,373      21,620
      LIFO reserve                                          7,707       7,670
                                                           ------      ------
      Inventories at LIFO                                $ 14,666      13,950
                                                           ======      ======

      Property, Plant and Equipment

      Depreciation and amortization of property, plant and equipment is provided principally on a straight-line basis over the estimated useful lives as follows: buildings and improvements and buildings capitalized under long-term leases from 30 to 45 years; machinery and equipment from 3 to 14 years; and leasehold improvements over the shorter of the term of the related leases or 10 years.

      Revenue Recognition

      Revenue is recognized when title to furniture passes to the customer. The Company provides an allowance for estimated future customer returns under the warranty terms of sale.

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

      Use of Estimates

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

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Description of Business (continued)

      Comprehensive Income

      On January 1, 1998, Fairwood adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presenting of financial statements. Comprehensive income of Fairwood consists of an additional pension liability and net loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

      Reclassifications

      Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 financial statement presentation.

(2)   Revolving credit and term loan agreement

      On February 11, 1998, Futorian entered into a revolving credit and term loan agreement ("agreement") with a domestic corporation which replaced the two factoring agreements of its two operating divisions, Barcalounger and Stratford. The new agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a revolving credit loan with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower provided certain conditions are met. The loan is collateralized by accounts receivable, inventory, property and equipment and other assets and has priority over Fairwood's Long-term debt (Note 6). Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eights (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month. The terms of the agreement provide for maintenance of certain financial covenants which were waived for 1998. The amount outstanding under the revolving line of credit and term loan, including accrued interest, totaled $27,480,000 at December 31, 1998, and Futorian continues to use the facility. The fair market value of this revolving credit and term loan agreement approximates book value. The interest rate at December 31, 1998 was 8.75 percent.

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(3)   Factoring Agreement

      Pursuant to a factoring agreement, the majority of Stratford's, a division of Futorian, trade receivables were factored on a recourse and nonrecourse basis. Receivables sold for which Stratford had not received written credit approval from the factor were with recourse. Only those receivables sold for which Stratford had received written credit approval from the factor are nonrecourse. Stratford retains credit risk for all recourse receivables and transfers the credit risk to the factor for all nonrecourse receivables. Futorian had $15,554 outstanding under this agreement at December 31, 1997. This agreement was replaced with the revolving credit and term loan agreement in 1998.

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)   Note receivable, affiliate

      In July 1997, Futorian loaned $500,000 to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. The note bears interest at the rate of prime plus 1.5% per annum and is due on demand.

(5)   Income Taxes

      No income taxes have been provided in the accompanying statements of operations because the Company is in a net operating loss carryforward position.

      The United States Bankruptcy Court has approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991.
The exam resulted in a net federal tax cost of $5.0 million after considering all available carrybacks, all of which has been accrued in prior years. The net cost includes the additional tax due, statutory interest, the benefit of a Tentative Refund provided for as part of the settlement, and the benefit of carrying back 1993 net operating losses to recover a portion of the additional tax paid under the claim. Also, as part of the settlement, the Company's net operating loss carryforwards were reduced by approximately $102 million.

      Management is currently reviewing the state tax effect of this settlement and believes there will not be a material impact. As approved by the Bankruptcy Court, the settlement will be funded by additional borrowings under Consolidated Furniture's existing revolving Credit Agreement.

      A reconciliation of the provision for income taxes included in the statements of operations and the amount computed by applying the U.S. Federal income tax rate, in thousands, is summarized below:

                                                  Years ended December 31,
                                            -----------------------------------
                                                 1998       1997       1995
                                               --------   --------   ------
Expected tax benefit computed
 at U.S. rate                               $   (29,072)   (29,282)   (22,906)
Increase in valuation allowance                  27,847     32,902     24,802
State taxes, net of
 Federal benefit                                ( 3,370)   ( 3,411)   ( 2,658)
Nondeductible interest                            4,213          -          -
Other                                               382    (   209)       762
                                                 ------     ------     ------

Total provision for income taxes               $      -          -          -
                                                 ======     ======     ======

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)   Income Taxes (continued)

      The tax effects of temporary differences as of December 31, in thousands, are as follows:

                                                           1998       1997
                                                           ----       ----
      Deferred tax assets:
        Net operating loss carryforwards                 $109,496     118,486
        AMT credit carryforward                             1,480           -
        Accounts receivable                                   522       1,613
        Vacation and holiday pay                              333         306
        Accrued expenses                                    2,133       3,214
        Interest on merger debentures                       3,444       3,963
        Valuation allowance                              (115,451)   (126,403)
                                                          -------     -------
                                                        $   1,957       1,179
                                                          =======     =======
      Deferred tax liabilities:
        Property, plant and equipment                   $   1,957       1,179
                                                          =======     =======

      The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 were $126,403,000 and $93,501,000, respectively. The net changes in the total valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $10,952,000 and an increase of $32,902,000, respectively.

      At December 31, 1998, the Company's net operating loss carryforwards of approximately $288,000,000 expire in various years through 2018.

      Due to certain changes in the ownership structure of Fairwood's shareholders', Fairwood's net operating losses and other tax attributes may be further limited by the Internal Revenue Code (Code) Sections 382 and 383.

      Net current deferred income tax assets of $1,957,000 and $1,179,000 at December 31, 1998 and 1997, respectively, are included in other current assets in the accompanying consolidated balance sheets.

(6)   Long-term Debt

      In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL"), an affiliated company, (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued
$33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)   Long-term Debt (continued)

January 1999. In December 1998, Consolidated Furniture entered into the Twenty-third Amendment to the Credit Agreement which increased the amount of the Revolving Credit Commitment to $327,500,000 and extended the due date to January 3, 2000. The Twenty-third Amendment also changed various financial covenants for 1998 and thereafter. In January 1998, Consolidated Furniture entered into the Seventh Amendment to the Increasing Rate Senior Subordinated Debentures due January 4, 1999, which extended the due date to January 3, 2000. The interest rate under the Credit Agreement is prime plus 1.5 percent, which averaged approximately 9.75 percent for 1998.

      In October 1997, a mortgage was obtained for the purchase of an office building in Chicago, Illinois. The mortgage bears interest at the rate of 8.5% per annum and is payable in monthly installments of $18,224 of principal and interest through October 2017. The mortgage is collateralized by the real estate.

      Substantially all of Fairwood's debt instruments restrict the payment of dividends, and the Credit Agreement with CSCL relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. Fairwood plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

      The outstanding debt at December 31, was as follows (in thousands):

                                                                  December 31,
                                                                      1998
                                                                    Interest
     Debt                                      1998       1997       Rates
     ----                                    --------   --------  ------------
Revolving credit, due 2000                  $ 305,855   254,714      9-1/4%
Senior subordinated
 debentures, due 2000                          80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures, due 2001                 105,853   105,853     15-1/2%
Merger debentures, due 2004                    62,928    62,928     16-7/8%
Mortgage payable, due 2017                      2,051     2,095      8-1/2%
Other, due 1998                                     -       190        6%
                                              -------   -------
                                              556,687   505,780

Less current maturities                       168,826   169,014
                                              -------   -------
                                            $ 387,861   336,766
                                              =======   =======


      All outstanding debt and accrued interest at December 31, 1998, excluding the $62.9 million of outstanding merger debentures plus $45.1 million accrued interest thereon, and the mortgage amount of $2.1 million is payable to CSCL.

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)   Long-term Debt (continued)

      On each of April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $114.8 million on the Fairwood Debentures, which includes $69.7 million due to CSCL, is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 1998.

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

      The fair market value of the debentures and revolving credit debt cannot be reasonably estimated considering Fairwood's ongoing financial difficulties (Note 14). The fair market value of the mortgage payable approximates book value.

      Annual maturities of long-term debt are as follows:

          Years ending December 31,                  Amount
          -------------------------                  ------
                   1999                             $168,826
                   2000                              385,905
                   2001                                   55
                   2002                                   60
                   2003                                   65
                Thereafter                             1,776
                                                    --------
                                                     556,687

            Less current portion                     168,826
                                                    --------
                                                    $387,861
                                                    ========

(7)   Redeemable Preferred Stock

      The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1998 and 1997, dividends payable were approximately $407,000 and $325,000, respectively.

(8)   Common Stock

      Holders of Class A common stock are entitled to convert their shares to an equal number of shares of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of shares of Class A common stock.

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(9)  Employee Benefit Plans

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

      Information with respect to the retirement plans for 1998 and 1997 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, and reconciles amounts recognized in the consolidated balance sheets at December 31, (in thousands):

                                                            1998       1997
                                                            ----       ----
Change in benefit obligations:
  Benefit obligation at beginning of year               $   16,901    14,424
  Interest cost                                              1,131     1,111
  Actuarial (gain) loss                                    (   921)    1,847
  Monthly benefits paid                                    (   521)   (  481)
  Lump sum distributions                                   ( 4,416)        -
  Aunnity purchase                                         ( 7,892)        -
  Income recognized due to plan settlement                     564         -
                                                           ---------  ------
  Benefit obligation at end of year                          4,846    16,901
                                                            ------    ------

Change in plan assets:

  Fair value of plan assets at beginning of year            14,280    12,331
  Actual return on plan assets                               3,350     2,289
  Employer contributions                                       813       682
  Benefits paid, distributions, and annuity purchase       (12,829)  (   481)
  Expenses                                                 (   610)  (   541)
                                                            ------    ------
  Fair value of plan assets at beginning of year             5,004    14,280
                                                            ------    ------

  Funded status                                                158   ( 2,621)
  Unrecognized actuarial  gain (loss)                       (  176)    1,343
                                                           -------  --------
Net amount recognized                                    $  (   18)  ( 1,278)
                                                             =====    ======

Amounts recognized in the consolidated balance
 sheet consist of:
  Accrued benefit liability                                (   45)  ( 1,631)
  Accumulated other comprehensive income                   (   27)  ( 1,353)
                                                            -----    -------
Net amount recognized                                    $ (   18)  ( 1,278)
                                                            =====    ======

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(9)   Employee Benefit Plans (continued)

        Pension expense is summarized, in thousands, as follows:

                                                      Years ended December 31,
                                                      ------------------------
                                                     1998       1997       1996
                                                     ----       ----       ----
Components of net periodic benefit cost
  Current service cost                           $        -          -          -
  Interest cost                                       1,131      1,111      1,062
  Return on assets                                   (2,739)    (2,546)    (  785)
  Deferral of asset gain (loss)                       1,455      1,442     (  233)
                                                      -----      -----      -----

Net periodic benefit cost                            (  153)         7         44
Income recognized due to plan settlement                294          -          -
                                                      -----      -----      -----

Net pension (income) expense for 1998            $   (  447)         7         44
                                                      =====      =====      =====

Assumptions:
  Discount rate                                        6.85%     7.00%     7.00%
  Expected long-term rate of return on assets          9.00%     9.00%     9.00%
  Pay increase                                          N/A       N/A       N/A
  Cost of living                                       3.00%     3.00%     3.00%

      The table presents the aggregate of the plan for salaried employees and the plan for hourly employees. The salaried employees plan's benefit obligations and fair value of assets are $2,260,000 and $2,070,000, respectively. The hourly employees plan's benefit obligations and fair value of assets are $2,586,000 and $2,933,000, respectively.


      During 1998 Fairwood directed the plan to pay lump sum distributions to settle a portion of Fairwood's obligation under the plan. Furthermore, on December 29, 1998 Fairwood purchased an annuity contract settling an additional $7,892,000 of the accumulated pension benefit obligation. As a result of the settlement, Fairwood recognized a loss of $564,000. The discount rate for 1998 has been reduced to reflect the actual price of this purchased annuity contract.

      Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

      Barcalounger Retirement Plan

      This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1998, 1997 and 1996, Barcalounger contributions were $144,000, $140,000 and $140,000, respectively.

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(9)   Employee Benefit Plans (continued)

      Barcalounger Savings Plan

      This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 1998, 1997 and 1996, Barcalounger matching contributions were $54,000, $47,000 and $42,000, respectively.

      Stratford Retirement Plan

      This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1998, 1997 and 1996 Stratford obligations were $600,000, $585,000 and $802,000, respectively.

      Consolidated Furniture also sponsors an investment plan. This investment plan is a defined contribution plan covering all employees of Consolidated Furniture and its subsidiaries, who have a minimum of one year of service. For the years ended December 31, 1998, 1997 and 1996
Consolidated Furniture contributions were $2,000, $2,000 and $2,000, respectively.

(10)   Related party transactions

      In November 1995, Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate through common ownership of Futorian. Under this agreement, Stratford manufactures product for and supplies product on behalf of Simmons and provides sales and new product development services to Simmons. The products are manufactured utilizing Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The Agreement renews annually, unless terminated by either party.

      As a result of this Agreement, Stratford recognized approximately $6,665,000, $11,200,000 and $12,722,000 of revenue in 1998, 1997 and 1996, respectively, from the manufacture and supply of product and was reimbursed by Simmons $600,000 in each of the three years for new product development and $2,625,000, $2,029,000 and $2,257,000, respectively, for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying consolidated statements of operations. Also in 1998 Stratford recognized as a reduction in general and administrative expenses, $2,164,000 of reimbursements for general and administrative expenses. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying consolidated statements of operations. At December 31, 1998 and 1997, approximately $4,089,000 and $1,420,000, respectively, was due from Simmons under this Agreement.

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(11)  Rental Commitments

      The Company and its subsidiaries lease certain manufacturing and warehousing facilities, equipment (primarily transportation equipment), and warehouse and showroom facilities (operating leases).

      Future minimum lease payments at December 31, 1998 under all non-cancelable operating leases are as follows (In thousands):

             Years ending December 31,                   Amount
             -------------------------                   ------
                        1999                            $ 1,659
                        2000                              1,010
                        2001                                506
                        2002                                315
                        2003                                295
                     Thereafter                           3,025
                                                        -------
                                                        $ 6,810
                                                        =======

      It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

      Rental expense is summarized, in thousands, as follows:

                                                Years ended December 31,
                                              ------------------------------
                                                1998       1997       1996
                                              --------   --------   --------
Minimum Rentals
   (including cancel-
   able leases)                               $  1,998      2,227      2,115
   Sublease rentals                            (   262)   (   254)   (   291)
                                                ------     ------     ------

                                              $  1,736      1,973      1,824
                                                ======     ======     ======

(12)  Significant Customer

      Sears Roebuck and Co. accounted for approximately 8 percent, 9 percent, and 13 percent of the Company's sales in each of the years 1998, 1997 and 1995, respectively.

(13)  Contingencies

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

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(13)  Contingencies (continued)

      The Company is involved in a case involving a house fire allegedly started by a cigarette lighter allegedly applied to a sofa sold by Stratford division. Plantiffs seek unspecified compensatory and punitive damages. The case was filed in June 1998 and is in discovery. This case is covered by insurance, subject to a $100,000 deductible. The Company has accrued $100,000 for this case. The ultimate outcome of this case and the ultimate obligation to the Company cannot be reasonably estimated.

      There are other contingent liabilities at December 31, 1998 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except as otherwise disclosed in these consolidated financial statements is not material in relation to the consolidated financial position of the Company.

(14)  Liquidity

      Consolidated Furniture is expected to service its long-term debt under the Credit Agreement, relating to the revolving credit facility, and senior subordinated debentures from its cash flow from operations and available credit facilities. As discussed in Note 6, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to collaterize their obligations under the Credit Agreement. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through January 1999.

      Throughout portions of 1998, 1997, and 1996, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. Consolidated Furniture funded these interest obligations through increased borrowings from CSCL under the Credit Agreement.

      Consolidated Furniture is dependent upon Court Square Capital Limited ("CSCL") for funding of their debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through January 1999 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(14)  Liquidity (continued)

distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

     However, cash flows from Stratford, Barcalounger and their parent companies, Futorian and Consolidated Furniture, will not be sufficient to permit the Company to make cash interest payments on Fairwood's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required since 1995, see note 6, and will probably fail to make any future cash interest payments, the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

     On January 3, 1996, certain holders of the Fairwood public debentures
(the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood
Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, by order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of the ruling. These companies are expecting to continue to operate in the normal course of business. Fairwood is in the process of formulating a plan of reorganization which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(15)  Segment Reporting

      In June 1997, the Financial Accounting Standard Board issued
Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires Fairwood to present certain information about each identified segment that exceeds certain quantitative thresholds for revenue, profit or loss, and assets.

      Fairwood's reportable segments are strategic business units that offer different products. They are managed separately because each business has distinctly different markets and they have separate marketing and manufacturing facilities.

      Stratford Division:

      Stratford targets a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sells mainly to large national retail furniture and department stores and has strong brand recognition.

      Barcalounger Division:

      Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores and department stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products.

      The required segment financial information, in thousands, for the years ending December 31, are as follows:

       1998                   Stratford     Barcalounger      Corporate      Eliminations        Totals
       ----                   ---------     ------------      ---------      ------------        ------
Revenues from external
 customers                   $  99,436        $  54,738       $       -     $          -        $ 154,174
Intersegment income              2,184                -               -           (2,184)               -
Interest income                     98                -              52                -              150
Interest expense                 2,968               22          68,873                -           71,863
Depreciation and
 amortization                    1,570              300               -                -            1,870
Segment profit (loss)        (  19,346)           4,353       (  70,512)               -          (85,505)
Segment assets                  35,816           19,281           3,066                -           58,163
Expenditures for
 segment assets                  1,124              247               -                -            1,371

                       FAIRWOOD CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(15)  Segment Reporting (continued)

       1997                   Stratford     Barcalounger      Corporate      Eliminations        Totals
       ----                   ---------     ------------      ---------      ------------        ------
Revenues from external
 customers                   $  98,432       $  49,681       $       -     $          -        $ 148,113
Intersegment income              2,181               -               -           (2,181)               -
Interest income                      -              23              88                -              111
Interest expense                 1,764             169          63,614                -           65,547
Depreciation and
 amortization                    1,616             270               -                -            1,886
Segment profit (loss)          (24,114)          3,559         (65,569)               -          (86,124)
Segment assets                  36,998          16,927           2,840                -           56,765
Expenditures for
 segment assets                  2,671             339               -                -            3,010

       1996                   Stratford     Barcalounger      Corporate      Eliminations        Totals
       ----                   ---------     ------------      ---------      ------------        ------
Revenues from external
 customers                    $ 111,423     $     39,893    $         -       $        -       $  151,316
Intersegment income               2,537                -              -            (2,537)              -
Interest income                       -               43            155                -              198
Interest expense                  1,783                -         59,650                -           61,433
Depreciation and
 amortization                     1,922              248              -                -            2,170
Segment profit (loss)          (  7,893)           2,605        (62,085)               -         ( 67,373)
Segment assets                   36,637           15,350          4,293                -           56,280
Expenditures for
 segment assets                     214              465              -                -              679


      Geographical information
      ------------------------

      Revenues
      --------
                                               1998       1997       1996
                                             --------   --------   ------
      United States                         $ 151,017    144,864    148,204
      Canada                                    1,301      1,470        810
      Other                                     1,856      1,779      2,302
                                              -------    -------    -------
                                            $ 154,174    148,113    151,316
                                              =======    =======    =======
      Long-lives assets in
       the United States                    $  12,494     13,001     12,325
                                              =======    =======    =======

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

                               Director     Position and Principal Occupation or
       Name              Age     Since       Employment Held During Last 5 Years
       ----              ---   --------     ------------------------------------
John B. Sganga            67     1990       Chief  Financial  Officer, Executive
                                            Vice  President, Treasurer and
                                            Controller since September 1989.
                                            Mr. Sganga has also been, inter
                                            alia, Chief Financial Officer,
                                            Executive Vice President,
                                            Controller and Treasurer of
                                            Consolidated Furniture and Vice
                                            President and Treasurer of each of
                                            Consolidated Furniture's
                                            subsidiaries since September 1989.
                                            Mr. Sganga has been a director of
                                            Consolidated Furniture and Futorian
                                            Furnishings, Inc. since February
                                            1990. Mr. Sganga is also a director
                                            of Simmons Upholstered Furniture
                                            Corporation.

M. Saleem Muqaddam        51     1992       Vice  President, CVCL, an affiliate
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

     The following were subsidiary presidents and may be deemed to be executive officers of the Company as of December 31, 1998:

                                                            Date Assumed
       Name              Age           Position               Position
       ----              ---           --------               --------
Lawrence Adelman          53     Chief Operating Officer     May 1997
                                 Stratford Division of
                                 Futorian Furnishings, Inc.

Wayne T. Stephens         48     President and Chief         October 1992
                                 Executive Officer
                                 Barcalounger Division of
                                 Futorian Furnishings, Inc.

     There are no family relationships among any of the Company's directors or officers.

     The following is a brief account of the business experience during the past five years of each of the subsidiary presidents:

      Effective March 1999, Lawrence Adelman resigned as Chief Executive Officer of Stratford, a Division of Futorian Furnishings, Inc. Prior to his resignation he had been employed by Stratford since May 1997. Previously, Mr. Adelman was President and Chief Executive Officer of Alliance Capital Group, a consulting company he founded in 1991. Mr Adelman was responsible for more than 50 successful engagements involving companies in industries ranging from manufacturing to retail, growing his from a Chicago-based business to a national company.

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

      Effective October 17, 1997, Gary Parks resigned as Chief Operating Officer of Stratford, a Division of Futorian Corporation. Prior to his resignation he had been employed by Stratford since May 1996. From January 1995 to May 1996 he was President of Rosalco. From 1986 to January 1995 he served in various positions with Simmons Upholstered Furniture Inc. including plant manager, division manager and finally as Vice President of manufacturing.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

      Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table

Name and                       Annual Compensation
Principal                      -------------------         All Other
Position             Year      Salary        Bonus       Compensation
--------             ----      ------        -----       ------------
John B. Sganga       1998     $150,000    $        -     $  7,500 (1)
Executive VP         1997      150,000             -        7,500 (1)
 and CFO             1996      150,000        25,000        9,113 (1)

Lawrence Adelman     1998      275,000             -            -
Chairman and CEO     1997      170,994             -            -
Stratford

Gary L. Parks        1997      154,641             -       39,409 (2)
Stratford            1996       96,058         9,250        2,290 (2)

Wayne T. Stephens    1998      185,000       217,375        4,211 (3)
President & CEO      1997      185,000       217,375        1,910 (3)
Barcalounger         1996      185,000        96,885        3,661 (3)

(1) 1998 and 1997 amounts represent Consolidated Furniture contributions to the investment plan of $1,500 and $6,000 for automobile allowance. 1996 amount represents Consolidated Furniture contributions to the investment plan of $1,750 and $7,363 for the value of the use of a company vehicle.

(2) 1997 amount represents $37,119 for severance pay and $2,290 for the use of a company vehicle. 1996 amount represents $2,290 for the value of the use of a company vehicle.

(3) 1998 amount represents company contributions to the investment plan of $3,018 and $1,193 for the value of the use of a company vehicle. 1997 amount represents company contributions to the investment plan of $705 and $1,205 for the value of the use of a company vehicle. 1996 amount represents company contributions to the investment plan of $2,203 and $1,458 for the value of the use of a company vehicle.

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

Retirement Plan

    Messrs. Sganga, Stephens, Adelman and Parks, who are named in the Summary Compensation Table, are not participants in the Salaried and Sales Employees Retirement Plan of Consolidated Furniture, which ceased further benefit accruals as of May 31, 1993.

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

     During 1998, 1997 and 1996, such contributions for Mr. Sganga were $1,500, $1,500 and $1,750, respectively. In June 1993, the following defined contribution plans were adopted: Barcalounger Retirement Plan, Barcalounger Savings Plan, Stratford Retirement Plan, and Super Sagless Retirement-Savings Plan. Please refer to note 8, Employee Benefit Plans, in the Notes to Consolidated Financial Statements. The Company contribution for Mr. Stephens was $3,018, $705 and $2,203 in 1998, 1997 and 1996, respectively.

Incentive Plan

     Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1998 Plan Year were $588,563,
including awards of $232,712 for Mr. Stephens.   Total awards made for the
1997 Plan Year were $483,528 including awards of $217,375 for Mr. Stephens. Total awards made for the 1996 Plan Year were $216,119, including awards of $96,885 for Mr. Stephens and $9,250 for Mr. Parks.

Directors' Compensation

     As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1996, 1997 or 1998.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

   Fairwood's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 1999, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

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

---------------

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been
     1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Small Business Administration has extended the December 31, 1997 conversion date to December 31, 1999. The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citicorp a publicly owned bank holding company, and is an affiliate of CSCL.

** Mr. Muqaddam disclaims beneficial ownership of these shares owned of record by CVCL which are attributed to him by reason of his status as an officer of CVCL.

Ownership by Directors and Officers

     As of February 28, 1999, no shares of the Company's common stock were beneficially held by any director or officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1998 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1998 and at December 31, 1998, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $491.7 million. See Note 5, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1998, the Company borrowed approximately $51.1 million from CSCL and made no payments to CSCL. During 1999 it is anticipated that approximately $55.5 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.

      399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly Simmons Holding Corporation)("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam is a vice president of CVCL and a director of Furnishings, Simmons and the Company. Stratford entered into a manufacturing agreement ("Agreement") with Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate through common ownership of Futorian. Under this agreement, Stratford manufactures product for and supplies product on behalf of Simmons and provides sales and new product development services to Simmons. The products are manufactured utilizing Stratford's equipment and various plant facilities and the other services are provided using Stratford's personnel. The Agreement renews annually, unless terminated by either party.

(See Note 10 to the Company's Consolidated Financial Statements set forth in
Item 8).

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                             Page
         --------------------                                             ----
        The following financial statements and supplementary data are included in Part II, Item 8:

        Independent Auditors' Report...................................    18
        Consolidated Balance Sheets as of December 31, 1998 and 1997...    19
        Consolidated Statements of Operations for the Years ended
          December 31, 1998, 1997 and 1996.............................    20
        Consolidated Statements of Shareowners' Equity (Deficit)
          for the Years ended December 31, 1998, 1997 and 1996.........    21
        Consolidated Statements of Cash Flows for the Years ended
          December 31, 1998, 1997 and 1996.............................    22
        Notes to Consolidated Financial Statements ....................  23-39

     2.  Financial Statement Schedule
         ----------------------------
         For the three years ended December 31, 1998:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves...................................  52

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

         (4.40)   Fourteenth Amendment, dated as of March 25, 1996, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.43 of the Registrant's first quarter report on Form 10-Q for the quarter ended March 30, 1996 (the "1996 First Quarter 10-
                  Q")).
         (4.41)   Fifteenth Amendment, dated as of September 30, 1996, to
                  Credit Agreement, (incorporated by reference to Exhibit
                  4.36 of the 1993 Form 10-K).
         (4.42)   Sixteenth Amendment, dated as of December 31, 1996, to
                  Credit Agreement, (incorporated by reference to Exhibit
                  4.36 of the 1993 Form 10-K).
         (4.43)   Sixth Amendment, dated as of January 2, 1997, to the Senior
                  Subordinated Debentures, (incorporated by reference to Exhibit 4.43 of the 1996 Form 10-K).
         (4.44)   Factoring Agreement, dated as of December 10, 1996, between
                  Capital Factors, Inc. and Barcalounger Company, a division of Furniture Comfort Corporation, (incorporated by reference to Exhibit 4.44 of the 1996 Form 10-K).
         (4.45)   Debt Subordination Agreement, dated as of December 10,
                  1996, between Capital Factors, Inc. and Consolidated
                  Furniture Corporation, formerly Mohasco Corporation,
                  (incorporated by reference to Exhibit 4.45 of the 1996 Form
                  10-K).
         (4.46)   Lien Subordination Agreement, dated as of December 10,
                  1996, between Capital Factors, Inc. and Court Square
                  Capital Limited, (incorporated by reference to Exhibit 4.46 of the 1996 Form 10-K).
         (4.47)   Seventeenth Amendment, dated as of May 23, 1997, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.47 of the 1997 Form 10-K).
         (4.48)   Eighteenth Amendment, dated as of July 1, 1997, to Credit
                  Agreement, (incorporated by reference to Exhibit 4.48 of the 1997 Form 10-K).
         (4.49)   Mortgage, Security Agreement, Assignment of Rents and
                  Financing Statement, dated November 12, 1997, by Futorian
                  Furnishings, Inc. in favor of Banco Popular, (incorporated by reference to Exhibit 4.49 of the 1997 Form 10-K).
         (4.50)   Mortgage Note, dated November 12, 1997, by Futorian
                  Furnishings, Inc. and Banco Popular, (incorporated by reference to Exhibit 4.50 of the 1997 Form 10-K).
         (4.51)   Nineteenth Amendment, dated as of January 30, 1998, to
                  Credit Agreement, (incorporated by reference to Exhibit
                  4.51 of the 1997 Form 10-K).
         (4.52)   Twentieth Amendment, dated as of January 31, 1998, to
                  Credit Agreement, (incorporated by reference to Exhibit
                  4.52 of the 1997 Form 10-K).
         (4.53) Loan and Security Agreement, dated February 11, 1998, between Congressional Financial Corporation (CENTRAL) and
                  Futorian Furnishings, Inc., formerly Furniture Comfort
                  Corporation, (incorporated by reference to Exhibit 4.53 of the 1997 Form 10-K).
         (4.54)   Seventh Amendment, dated as of January 2, 1998, to the
                  Senior Subordinated Debentures, (incorporated by reference to Exhibit 4.54 of the 1997 Form 10-K).
         (4.55)   Twenty-first Amendment, dated as of February 1, 1998, to
                  Credit Agreement.

         (4.56)   Twenty-second Amendment, dated as of September 30, 1998, to
                  Credit Agreement.
         (4.57)   Twenty-third Amendment, dated as of December 15, 1998, to
                  Credit Agreement.
         (4.58)   Eighth Amendment, dated as of January 4, 1999, to the
                  Senior Subordinated Debentures.
         (10.1)   Mohasco Executive Retirement Plan, (incorporated by
                  reference to Exhibit 10.5 of the 1990 Form 10-K).
         (10.2)   Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.6 of the 1990 Form 10-K).
         (10.3)   Amendment, dated December 31, 1991, to the Mohasco Executive
                  Retirement Plan, (incorporated by reference to Exhibit
                  10.6  of the 1991 Form 10-K).
         (10.4)   Agreement for Purchase and Sale of Assets among Super
                  Sagless Corporation, Mohasco Corporation, Leggett & Platt
                  Furniture Hardware Company and Leggett & Platt,
                  Incorporated, dated July 14, 1994, (incorporated by reference to Exhibit 2.1 of the 1994 Second Quarter 10-Q).

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

 (b)      Reports on Form 8-K

          No reports were filed on Form 8-K for the three months ended December 31, 1998.

                                                                   Schedule II

                    FAIRWOOD CORPORATION AND SUBSIDIARIES
                Valuation and Qualifying Accounts and Reserves
                 Years ended December 31, 1998, 1997 and 1996
                                (In Thousands)

                             Balance at   Additions    Deductions    Balance
                             beginning    charged to   from          at close
       Description           of period    earnings     reserves      of period
       -----------           ---------    --------     --------      ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:

          1998
          ----

Allowance for discounts      $     51          398          378           71

Allowance for doubtful
 accounts                       4,165      (   544)       2,374        1,247
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------       ------
                             $  4,216      (   146)       2,752        1,318
                               ======       ======       ======       ======




          1997
          ----

Allowance for discounts      $     79          408          436           51
Allowance for doubtful
 accounts                       1,487        3,244          566        4,165
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,566        3,652        1,002        4,216
                               ======       ======       ======       ======


          1996
          ----

Allowance for discounts      $    246          603          770           79
Allowance for doubtful
 accounts                       1,611          533          657        1,487
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,857        1,136        1,427        1,566
                               ======       ======       ======       ======

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FAIRWOOD CORPORATION

                                  By:   /s/ John B. Sganga
                                        ------------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer

                                Date:   March 26, 1999
                                        --------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                                                 Title

/s/ John B. Sganga                               Director and Chief
----------------------                           Financial Officer,
John B. Sganga                                   Executive Vice President,
                                                 Secretary and Treasurer
                                                 (principal executive,
                                                 financial and accounting
                                                 officer)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999 by the following person on behalf of the Registrant and in the capacity indicated.

                                                 Title
                                                 -----

/s/ M. Saleem Muqaddam                           Director
------------------------------
M. Saleem Muqaddam