Form 10-Q
period 1999-04-03
FAIRWOOD CORP
filed 1999-05-18
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
                  --------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                        Outstanding at
          Class                                         April 3, 1999
          -----                                    ------------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     ------------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 ------------------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              April 3,      December 31,
                           Assets                               1999           1998
                           ------                          -------------    -----------
                                                            (Unaudited)
Current Assets:

  Cash and cash equivalents                                 $    1,679          2,165
                                                              --------       --------


  Accounts and notes receivable:
    Trade                                                       21,123         22,662
    Notes receivable, affiliate                                    500            500
    Due from affiliate                                           3,323          4,089
                                                              --------       --------
                                                                24,946         27,251
  Less allowance for discounts and doubtful accounts             1,587          1,317
                                                              --------       --------

                                                                23,359         25,934
                                                              --------       --------


  Inventories                                                   17,975         14,666

  Prepaid expenses and other current assets                      2,870          2,567
                                                              --------       --------

               Total current assets                             45,883         45,332
                                                              --------       --------


Property, plant and equipment, at cost                          32,935         32,874
  Less accumulated depreciation and amortization                20,824         20,380
                                                              --------       --------

                                                                12,111         12,494
                                                              --------       --------


Other assets                                                       337            337
                                                              --------       --------





                                                            $   58,331        58,163
                                                              ========      ========


                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                             April 3,      December 31,
                 Liabilities and Deficit                       1999            1998
                 -----------------------                   ------------    -----------
                                                           (Unaudited)
Current Liabilities:
  Line of credit and term loan                              $   26,356         27,480
  Overdraft                                                      1,860          2,212
  Current maturities of long-term debt:
    Revolving credit                                           320,030              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                           45             45
  Accounts payable                                               9,004          7,092
  Accrued interest                                             121,862        118,462
  Accrued expenses                                              11,544          8,389
  Federal and state income taxes                                 5,027          5,027
                                                              --------       --------

               Total current liabilities                       744,509        337,488
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        305,855
  Senior subordinated debentures                                     -         80,000
  Mortgage payable                                               1,995          2,006
                                                              --------       --------

                                                                 1,995        387,861
                                                              --------       --------

Deferred income taxes                                            1,957          1,957
Other liabilities                                                  245             72
                                                              --------       --------

                                                                 2,202          2,029
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------
Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive income                     (      27)     (      27)
  Accumulated deficit                                        ( 746,396)     ( 725,236)
                                                              --------       --------
                                                             ( 690,475)     ( 669,315)
                                                              --------       --------


                                                            $   58,331         58,163
                                                              ========       ========

         See accompanying notes to the Unaudited Condensed Consolidated
                              Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)

                                                                     Three Months Ended
                                                                     ------------------


                                                                   April 3,      March 28,
                                                                     1999           1998
                                                                   --------      ---------
Net sales                                                         $  44,851         43,024
                                                                    -------        -------


Cost of sales                                                        41,990         39,900

Selling, administrative and
  general expenses                                                    5,752          6,222
                                                                    -------        -------

                                                                     47,742         46,122
                                                                    -------        -------

Operating loss                                                     (  2,891)      (  3,098)


Interest income                                                           7              4


Interest on indebtedness                                           ( 18,267)      ( 17,134)


Other income (expenses), net                                             14             50
                                                                    -------        -------


Loss before income taxes                                           ( 21,137)      ( 20,178)


Provision for income taxes                                                -              -
                                                                    -------        -------


Net loss                                                          $( 21,137)      ( 20,178)
                                                                    =======        =======



         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                    ------------------

                                                                                   April 3,      March 28,
                                                                                     1999          1998
                                                                                   --------      ---------

Cash flows from operating activities:
  Net loss                                                                        $( 21,137)     ( 20,178)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                     444           459
      (Gain) loss on disposal of property, plant and equipment                     (     14)            -
      Changes in assets and liabilities:
        Accounts receivable                                                           2,575      (  3,953)
        Inventories                                                                (  3,309)     (  2,187)
        Prepaid expenses and other current assets                                  (    303)     (    524)
        Accounts payable                                                              1,889      (  2,686)
        Accrued expenses and interest                                                 6,555        18,931
        Federal and state income taxes                                                    -      (     30)
        Other, net                                                                      173           339
                                                                                    -------       -------
Cash used in operating activities                                                  ( 13,127)     (  9,829)
                                                                                    -------       -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                                           14             -
  Capital expenditures                                                             (     61)     (    382)
                                                                                    -------       -------
Cash used in investing activities                                                  (     47)     (    382)
                                                                                    -------       -------
Cash flows from financing activities:
  Overdraft                                                                        (    352)        2,247
  Proceeds (payments) from line of credit
   and term loan facility, net                                                     (  1,124)        4,300
  Proceeds from note payable                                                              -        19,241
  Repayments of long-term debt                                                     (     11)     (     11)
  Proceeds from revolving credit                                                     14,175             -
  Repayments of factoring facility, net                                            (      -)     ( 15,554)
                                                                                    -------       -------
Cash provided by financing activities                                                12,688        10,223
                                                                                    -------       -------
Increase (decrease) in cash and cash equivalents                                   (    486)           12
Cash and cash equivalents:
  Beginning of period                                                                 2,165           605
                                                                                    -------       -------
  End of period                                                                   $   1,679           617
                                                                                    =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during period for:
  Interest                                                                        $  14,867           615
  Income tax refunds (payments), net                                                      -             -

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the three month periods ending April 3, 1999 and March 28, 1998 the Company recognized $23 thousand and $19 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

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


         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended April 3, 1999 and March 28, 1998, and the financial position at April 3, 1999 and December 31, 1998. The results of operations for the three-month period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1998 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Futorian Furnishings, Inc. ("Futorian", formerly Furniture Comfort Corporation), whose two operating divisions, Stratford Division ("Stratford") and Barcalounger Division ("Barcalounger") manufacture motion upholstered residential furniture.

       Fairwood's comprehensive income includes a minimum pension liability which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statement of operations.

3. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           April 3, 1999    December 31, 1998
                                           -------------    -----------------
                                            (Unaudited)

        Raw materials                       $ 14,370             10,740
        In process                             4,306              3,054
        Finished goods                         6,892              8,579
                                              ------             ------
        Inventories at
          first-in, first out                 25,568             22,373
        LIFO reserve                           7,593              7,707
                                              ------             ------
        Inventories at LIFO                 $ 17,975             14,666
                                              ======             ======

4. On February 11, 1998, Futorian entered into a line of credit and term loan agreement (the "Futorian Loan Agreement") with a domestic corporation which replaced the two factoring agreements of its two operating divisions, Barcalounger and Stratford. The Futorian Loan Agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The agreement consists of a term loan in the amount of $1,020,000 and a line of credit with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower provided certain conditions are met. The loan is collateralized by accounts receivable, inventory, property and equipment and other assets and has priority over Fairwood's Long-term debt. Other loan costs include a monthly servicing fee of $5,000 and a monthly

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

       unused line fee at a rate equal to three-eighths (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the term loans and line of credit accommodations term loans and line of credit accommodations during the immediately preceding month. The amount outstanding under the line of credit and term loan, including accrued interest, totaled $26,356,000 at April 3, 1999, and Futorian continues to use the facility.

       The terms of the Futorian Loan Agreement provide for maintenance of certain financial covenants. Futorian is in default of certain of these financial covenants in 1999. As a result, the amounts outstanding under the revolving credit and term loan are due on demand in 1999. Based on current estimates of available cash flows, Futorian's management does not believe it will have sufficient cash to make the mandatory payment, should it be requested by the lender.

5. No provision for income taxes has been provided during the three months ended April 3, 1999 and March 28, 1998 as the Company is in a net operating loss carryforward position.

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

       This settlement provides Fairwood the opportunity to claim a refund of certain taxes paid through carrying the interest component of the settlement back up to 10 years. Management believes that it is currently more likely than not that taxes totaling $1.3 million will be recovered. Fairwood has accrued the estimated Federal and state obligations, net of expected recoveries of previous taxes paid, in Federal and state income taxes on the accompanying balance sheet.

7. On April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $121.6

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

       million on the Fairwood Debentures, which includes $73.8 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of April 3, 1999. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

       Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of that ruling. Fairwood is in the process of formulating a Chapter 11 plan which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

8. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL (the "Credit Agreement") and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of April 3, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

       Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 3, 1999.

9. Stratford continues to provide new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford was reimbursed by Simmons approximately $150,000 in each of the three-month periods ended April 3, 1999 and March 28, 1998, respectively, and approximately $729,000 for selling expenses in the three months ended April 3, 1999. Also in the three months ended April 3, 1999 Stratford recognized as a reduction in general and administrative expenses, approximately $850,000 of reimbursements for general and administrative expenses.

10. On April 7, 1999, Futorian and Simmons entered into preliminary discussions to sell substantially all the assets and certain liabilities of Stratford, a division of Futorian, and Simmons, an affiliated company through common ownership, to an unrelated third party.

11. Fairwood's reportable segments include the Stratford division and the Barcalounger division. These segments continue to be managed separately because of their distinctly different markets and facilities.

       The segment financial information, in thousands, are as follows:

                                           Three months ended April 3, 1999
                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    --------

Revenues from external
 customers              $   30,499     $     14,352    $       -     $          -    $   44,851
Intersegment income            546                -            -       (      546)            -
Interest expense, net          684                7       17,569                -        18,260
Segment profit (loss)     (  4,581)             715     ( 17,271)               -      ( 21,137)

                                           Three months ended March 28, 1998
                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    --------

Revenues from external
 customers               $  29,166     $     13,858    $       -     $          -    $   43,024
Intersegment income            546                -            -       (      546)            -
Interest expense, net          608                5       16,517                -        17,130
Segment profit (loss)     (  3,915)             616     ( 16,879)               -      ( 20,178)

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

Liquidity and Capital Resources

At April 3, 1999, the Company had long-term debt of approximately $570.9 million of which approximately $568.9 million is current and approximately $505.9 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $556.7 million at December 31, 1998, of which $168.8 million was current and approximately $491.7 million was owed to CSCL. Accrued interest on long-term debt was approximately $121.9 million and $118.5 million at April 3, 1999 and December 31, 1998, respectively. Approximately $74.1 million and $73.3 million of the accrued interest was owed to CSCL at April 3, 1999 and December 31, 1998, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are collateralized by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures.

However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL (the "Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Futorian Furnishings, Inc. ("Futorian", formerly Furniture Comfort Corporation), which has operations that it conducts through its two divisions, Stratford and Barcalounger. Futorian is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Futorian is not an obligor on the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $121.6 million on the Fairwood Debentures, which includes $73.8 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of April 3, 1999.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have taken an appeal of that ruling. Fairwood is in the process of formulating a Chapter 11 plan which it expects to file in the next several weeks. The plan will address, among other things, Fairwood's existing capital structure.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 3, 1999.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1998 and the first quarter of 1999 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first three months of 1999 were approximately $14.2 million. There were no principal repayments to CSCL during the first three months of 1999. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 1999.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 3, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

On February 11, 1998, Futorian entered into a line of credit and term loan agreement (the "Futorian Loan Agreement") with a domestic corporation which replaced the two factoring agreements of its two operating divisions, Barcalounger and Stratford. The Futorian Loan Agreement provides for an aggregate maximum commitment of $30,750,000 and expires in 2001. The Futorian Loan Agreement consists of a term loan in the amount of $1,020,000 and a line of credit with a limit of $29,730,000. These loans bear interest at either the prime rate plus 1% or the adjusted eurodollar rate plus 3-1/4% at the option of the borrower provided certain conditions are met. The loan is collateralized by accounts receivable, inventory, property and equipment and other assets and has priority over Fairwood's Long-term debt (Note 7). Other loan costs include a monthly servicing fee of $5,000 and a monthly unused line fee at a rate equal to three-eighths (3/8%) percent per annum calculated upon the amount by which $21,500,000 exceeds the average daily principal balance on the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month.

The terms of the Futorian Loan Agreement provide for maintenance of certain financial covenants. Futorian was not in compliance with the financial covenants in 1998, however, a waiver was obtained from the lender to remedy such noncompliance. Futorian is in default of certain of these financial covenants in 1999. As a result, the amounts outstanding under the revolving credit and term loan are due on demand in 1999. Based on current estimates of available cash flow, Futorian's management does not believe it will have sufficient cash to make the mandatory payment, should it be requested by the lender.

For a discussion of the status of the IRS examination, refer to Fairwood's audited consolidated financial statements as of December 31, 1998 included in Fairwood's Form 10-K, and footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended April 3, 1999 Versus Three Months Ended March 28, 1998

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 1999 in comparison to the same period in 1998.

Consolidated net sales were approximately $44.9 million in the first quarter of 1999, an increase of 4.4% from last year's first quarter consolidated net sales of approximately $43.0 million.

First quarter 1999 net sales (including intercompany sales) by the Stratford Company increased 4.4% to approximately $31.0 million as compared to $29.7 million for the comparable period in 1998. Excluding sales to Simmons, net sales for the first quarter of 1999 were approximately $22.3 million compared to approximately $27.8 million for the first quarter of 1998, a decrease of 19.8%. First quarter sales in 1999 to Simmons were approximately $8.7 million compared to approximately $2.0 million for the first quarter of 1998, an increase of 335%.

First quarter sales in 1999 to Stratford's larger national retail chain customers increased 8.4%, while sales to smaller retail furniture store customers decreased by 49.9%. Total Stratford volume, excluding frame and coil sales and sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate, decreased 16.3% during the first quarter of 1999 as compared to 1998. Volume to Stratford's larger national retail chain customers increased 8.4%, while volume to Stratford's smaller retail furniture store customers decreased 49.9%. Sales of frames and coils to other furniture manufacturers decreased 52.7% during the first quarter of 1999 as compared to 1998. Sales to the larger national retail accounts increased as a result of Stratford's continued focus on these accounts, which resulted in increased business to existing customers. Stratford's sales to Simmons increased as a result of a shift of 100% of Simmons' production to Stratford from approximately 19% in the first quarter of 1998. This shift resulted from the shut down of Simmons' Paoli plant. This increase in sales to Simmons and the larger national retail chain customers changed Stratford's sales focus resulting in a decrease in Stratford's smaller retail furniture store sales and a decrease in frame and coil sales.
Stratford's selling prices remained essentially flat for the first quarters of 1999 and 1998.

First quarter 1999 net sales by Barcalounger increased 3.6% to approximately $14.4 million as compared to $13.9 million in 1998. This increase in sales reflects an increase of 3.6% in the average selling prices in the first quarter of 1999 versus 1998. Barcalounger's sales volume remained consistent for the first quarters of 1999 and 1998.

Consolidated cost of sales increased 5.3% in the first quarter of 1999 to $42.0 million, or 93.6% of net sales, as compared to $39.9 million, or 92.7% of net sales in 1998. Stratford's cost of sales increased to 100.1% of net sales in the first quarter of 1999, as compared to 98.5% in the first quarter of 1998. Stratford's increased percentage of cost of sales is attributable mainly to training and setup costs and negative variances (inefficiencies) associated with the move of Simmons production from Paoli to Stratford's facility in Okolona. Barcalounger's cost of sales decreased to 79.8% of net sales in the first quarter of 1999, as compared to 80.7% of net sales for the first quarter of 1998, as a result of continuing production efficiencies.

Consolidated selling, administrative and general expenses for the first quarters of 1999 and 1998 were approximately $5.8 million and $6.2 million, respectively, representing a decrease of 6.5%. This decrease is due primarily to a $.5 million reimbursement for the settlement of a lawsuit in prior years, which was received in 1999.

Interest expense, was approximately $18.3 million and $17.1 million for the first quarters of 1999 and 1998, respectively, an increase of approximately 7.0%. The increase was primarily due to increased borrowings on the Credit Agreement.

No income taxes have been provided in the first quarters of 1999 and 1998, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's audited consolidated financial statements as of December 31, 1998 included in the Company's Form 10-K, and footnote 6 to the Company's unaudited condensed consolidated financial statements included herein.

Year 2000

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

Costs and expenses incurred through March 31, 1999 in addressing the Year 2000 issue has been less than $400,000. It is estimated that less than $100,000 in costs will be incurred in 1999 in order to replace voice mail and personal computer equipment and complete a post implementation phase of an update to human resource software.

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

Part II OTHER INFORMATION

Item 1.       Legal Proceedings

              Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1998 for a description of pending legal action.

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











Date:  May 14, 1999