Form 10-Q
period 1999-07-03
FAIRWOOD CORP
filed 1999-08-17
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 3, 1999
                -------------------------------------------

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes    X          No
                                                     -----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                    Outstanding at
          Class                                      July 3, 1999
          -----                                    -----------------

Class A Voting, $.01 Par Value                              500
------------------------------                     -----------------

Class B Non-Voting, $.01 Par Value                      999,800
----------------------------------                 -----------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                               July 3,      December 31,
                           Assets                               1999           1998
                           ------                          -------------    -----------
                                                            (Unaudited)
Current Assets:

  Cash and cash equivalents                                 $    9,842          2,165
                                                              --------       --------


  Accounts and notes receivable:
    Trade                                                        8,443         22,662
    Notes receivable, affiliate                                      -            500
    Due from affiliate                                               -          4,089
                                                              --------       --------
                                                                 8,443         27,251
  Less allowance for discounts and doubtful accounts               215          1,317
                                                              --------       --------

                                                                 8,228         25,934
                                                              --------       --------


  Inventories                                                    7,045         14,666

  Prepaid expenses and other current assets                        279          2,567
                                                              --------       --------


               Total current assets                             25,394         45,332
                                                              --------       --------



Property, plant and equipment, at cost                           9,384         32,874
  Less accumulated depreciation and amortization                 6,441         20,380
                                                              --------       --------
                                                                 2,943         12,494
                                                              --------       --------


Other assets                                                       315            337
                                                              --------       --------




                                                            $   28,652         58,163
                                                              ========       ========


                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                             July 3,       December 31,
                 Liabilities and Deficit                       1999            1998
                 -----------------------                   ------------    -----------
                                                            (Unaudited)
Current Liabilities:
  Line of credit and term loan                              $        -         27,480
  Overdraft                                                          -          2,212
  Current maturities of long-term debt:
    Revolving credit                                           351,800              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                            -             45
  Accounts payable                                               3,398          7,092
  Due to affiliate                                               1,073              -
  Accrued interest                                             132,357        118,462
  Accrued expenses                                               3,785          8,389
  Federal and state income taxes                                   534          5,027
                                                              --------       --------

               Total current liabilities                       741,728        337,488
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        305,855
  Senior subordinated debentures                                     -         80,000
  Mortgage payable                                                   -          2,006
                                                              --------       --------

                                                                     -        387,861
                                                              --------       --------

Deferred income taxes                                                -          1,957
Other liabilities                                                  412             72
                                                              --------       --------

                                                                   412          2,029
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive income                     (      27)     (      27)
  Accumulated deficit                                        ( 769,509)     ( 725,236)
                                                              --------       --------
                                                             ( 713,588)     ( 669,315)
                                                              --------       --------


                                                            $   28,652         58,163
                                                              ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                    Three Months Ended                 Six Months Ended
                                  ------------------------         ------------------------

                                   July 3,       June 27,           July 3,       June 27,
                                    1999           1998              1999           1998
                                  ---------      ---------         ---------      ---------

Net sales                        $  33,106         38,244            77,957         81,268
                                   -------        -------           -------        -------

Cost of sales                       32,018         35,413            74,008         75,313

Selling, administrative and
  general expenses                   4,602          8,142            10,354         14,364
                                   -------        -------           -------        -------

                                    36,620         43,555            84,362         89,677
                                   -------        -------           -------        -------

Operating loss                    (  3,514)      (  5,311)         (  6,405)      (  8,409)

Interest income                         19             66                26             70

Interest on indebtedness          ( 18,715)      ( 18,002)         ( 36,982)      ( 35,136)

Loss on sale of Stratford
 Division                         (    967)             -          (    967)             -

Other income (expenses), net            88             70               102            120
                                   -------        -------           -------        -------


Loss before income taxes          ( 23,089)      ( 23,177)         ( 44,226)      ( 43,355)


Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------


Net loss                         $( 23,089)      ( 23,177)         ( 44,226)      ( 43,355)
                                   =======        =======           =======        =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Six Months Ended
                                                                --------------------------

                                                                   July 3,      June 27,
                                                                    1999          1998
                                                                  ---------    ----------

Cash flows from operating activities:
  Net loss                                                       $( 44,226)     ( 43,355)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    956           919
      Gain on disposal of property, plant and equipment           (     21)            -
      Loss on disposal of Stratford Division                           967             -
      Changes in assets and liabilities, net of disposition:
        Accounts receivable                                          4,838      (  2,530)
        Inventories                                               (  1,247)     (    822)
        Prepaid expenses and other current assets                      285      (    518)
        Accounts payable                                             4,504      (  4,223)
        Accrued expenses                                            14,372        21,576
        Federal and state income taxes                            (  4,493)     (     30)
        Due to affiliate                                             1,073             -
        Other, net                                                     270         1,718
                                                                   --------      -------
Cash used - operating activities                                  ( 22,722)     ( 27,265)
                                                                   --------      -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                          21             -
  Disposition of Stratford Division                                 14,047             -
  Capital expenditures                                            (    404)     (    962)
  Advances to affiliate                                                500      (  2,500)
                                                                   -------       -------
Cash provided (used) - investing activities                         14,164      (  3,462)
                                                                   --------      -------

Cash flows from financing activities:
  (Repayments) borrowings-Overdraft                               (  2,212)        1,360
  Proceeds from revolving credit                                    45,945        22,858
  Repayment of long-term debt                                     (     18)     (    212)
  (Repayment of) proceeds from credit line, net                   ( 27,480)       22,883
  Repayments to Factor                                                   -      ( 15,554)
                                                                   -------       -------
Cash provided - financing activities                                16,235        31,335
                                                                   -------       -------

Increase in cash and cash equivalents                                7,677           608
Cash and cash equivalents:
  Beginning of period                                                2,165           605
                                                                   -------       -------
  End of period                                                  $   9,842         1,213
                                                                   =======       =======

Supplemental schedule of cash flow information
-----------------------------------------------
Cash paid during year for:
  Interest                                                       $  21,639        14,109
  Income tax payments, net                                           4,493            30

Supplemental schedule of noncash operating and financing activities

In the six month periods ending July 3, 1999 and June 27, 1998 the Company recognized $47 thousand and $39 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results of operations for the three and six months ended July 3, 1999 and June 27, 1998, the financial position at July 3, 1999 and December 31, 1998 and the cash flows for the six months ended July 3, 1999 and June 27, 1998. The results of operations for the three and six month periods ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         On June 3, 1999, Fairwood sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the line of credit and term loan ("the Futorian Loan Agreement"). The sale included substantially all of the business and assets of the Stratford Division, including the sale of its owned manufacturing plant in New Albany, Mississippi and its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The revenues and segment losses from the Stratford Division are disclosed in note 11.

         The original estimated sale price of approximately $16.7 million has been reduced primarily as a result of a decision to exclude certain affiliate receivables. Approximately $0.5 million of the sale price is held in escrow. Fairwood's estimated loss on the sale is approximately $1 million, subject to final sale price adjustments.

3. Fairwood's comprehensive income includes a minimum pension liability which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statement of operations.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           July 3, 1999     December 31, 1998
                                           -------------    -----------------
                                            (Unaudited)

        Raw materials                       $  4,624             10,740
        In process                             1,621              3,054
        Finished goods                         2,322              8,579
                                              ------             ------
        Inventories at
          first-in, first out                  8,567             22,373
        LIFO reserve                           1,522              7,707
                                              ------             ------
        Inventories at LIFO                 $  7,045             14,666
                                              ======             ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


5. No provision for income taxes has been provided during the six months ended July 3, 1999 and June 27, 1998, as the Company is in a net operating loss carryforward position.

6. In October 1998, the United States Bankruptcy Court (the "Bankruptcy Court") approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. In the second quarter of 1999, full payment of the Fairwood Group's Federal tax liabilities was made to the IRS. The tax payment, including estimated interest, was approximately $4.5 million and was provided for in the financial statements in previous years. As approved by the Bankruptcy Court, the settlement was funded by additional borrowings under Consolidated Furniture's existing revolving credit agreement, with any refund obtained returned to the lender under that facility. The settlement significantly reduced Fairwood's available net operating loss carryforwards.

         Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state effect of this settlement. The estimated obligation for the adjustment and state effect is included in Federal and state income taxes on the accompanying balance sheet.

7. On April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $121.6 million on the Fairwood Debentures, which includes $73.8 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of July 3, 1999. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

         Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under
         Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion With the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have appealed that ruling. The Company cannot predict the outcome of this appeal.

8. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL (the "Credit Agreement") and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of July 3, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

         Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 3, 1999.

9. Until June 3, 1999 Stratford provided new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $0.1 million and $0.2 million for the period April 4, 1999 through June 3, 1999 and the three-month period ended June 27, 1998, respectively, and approximately $0.3 million and $0.4 million for the period January 1, 1999 through June 3, 1999 and the six-month period ended June 27, 1998, respectively. Stratford was also reimbursed approximately $0.5 million and $1.2 million in selling expenses for the period April 4, 1999 through June 3, 1999 and the period January 1, 1999 through June 3, 1999, respectively. Also for the period April 4, 1999 through June 3, 1999 and the period January 1, 1999 through June 3, 1999, respectively, Stratford recognized approximately $.6 million and $1.4 million of reimbursements for general and administrative expenses. Under a separate agreement, Stratford received repayment of its advances to Simmons in the amount of $500,000.

10. Fairwood's reportable segments include the Stratford division and the Barcalounger division. These segments were managed separately because of their distinctly different markets and facilities. Stratford was sold on June 3, 1999.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


         The segment financial information, in thousands, are as follows:


                          Six months ended July 3, 1999
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------

Revenues from external
 customers              $   49,739     $     28,218    $       -     $          -    $   77,957
Intersegment income            882                -            -       (      882)            -
Interest expense, net        1,464               17       35,475                -        36,956
Segment profit (loss)     ( 10,320)           2,352     ( 36,258)               -      ( 44,226)



                         Six months ended June 27, 1998
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------

Revenues from external
 customers               $  54,006     $     27,262    $       -     $          -    $   81,268
Intersegment income          1,092                -            -       (    1,092)            -
Interest expense, net        1,413               11       33,642                -        35,066
Segment profit (loss)     (  9,929)           2,003     ( 35,429)               -      ( 43,355)


                         Three months ended July 3, 1999
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------

Revenues from external
 customers              $   19,240     $     13,866    $       -     $          -    $   33,106
Intersegment income            336                -            -       (      336)            -
Interest expense, net          780               10       17,906                -        18,696
Segment profit (loss)     (  5,739)           1,188     ( 18,538)               -      ( 23,089)


                        Three months ended June 27, 1998
                                   (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------

Revenues from external
 customers               $  24,840     $     13,404    $       -     $          -    $   38,244
Intersegment income            546                -            -       (      546)            -
Interest expense, net          805                6       17,125                -        17,936
Segment profit (loss)     (  6,014)             999     ( 18,162)               -      ( 23,177)

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

Liquidity and Capital Resources

At July 3, 1999, the Company had long-term debt of approximately $600.6 million of which approximately $600.6 million is current and approximately $537.7 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $556.7 million at December 31, 1998, of which $168.8 million was current and approximately $491.7 million was owed to CSCL. Accrued interest on long-term debt was approximately $132.4 million and $118.5 million at July 3, 1999 and December 31, 1998, respectively. Approximately $82.0 million and $73.3 million of the accrued interest was owed to CSCL at July 3, 1999 and December 31, 1998, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

On June 3, 1999, substantially all of the assets and liabilities of Stratford Division, a division of Futorian Furnishings, Inc. ("Futorian"), an indirect wholly-owned subsidiary of the Company were sold to a third party for approximately $14 million. The original estimated sale price of approximately $16.7 million has been reduced primarily as a result of a decision to exclude certain affiliate receivables. Approximately $0.5 million of the sale price is held in escrow. Fairwood's estimated loss on the sale is approximately $1 million, subject to final sale price adjustments. The proceeds from the sale were used to pay-down Futorian's existing line of credit and term loan.

Fairwood is a holding company with no operations. Fairwood has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures (as defined below) are collateralized by Fairwood's pledge of its interest in Consolidated Furniture's capital stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding capital stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such capital stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures.

However, Consolidated Furniture is an obligor under a revolving credit agreement with CSCL ("Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding capital stock of Futorian which has operations that it conducts through its one remaining division, Barcalounger. Futorian is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Futorian is not an obligor under the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $128.4 million on the Fairwood Debentures, which includes $77.9 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of July 3, 1999.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian, as well as the operating divisions, Stratford and Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have appealed that ruling. The Company cannot predict the outcome of this appeal.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 3, 1999.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, expects to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1998 and the first quarter of 1999 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 1999 were approximately $45.9 million. There were no principal repayments to CSCL during the first six months of 1999. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 1999.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 3, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's footnote 6 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended July 3, 1999 Versus Three Months Ended June 27, 1998

The following discussion presents the material changes in results of operations which have occurred in the second quarter of 1999 in comparison to the same period in 1998. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $33.1 million in the second quarter of 1999, a decrease of 13.4% from last year's second quarter consolidated net sales of approximately $38.2 million. Cost of sales on a consolidated basis decreased 9.6% in the second quarter of 1999 to $32.0 million, or 96.7% of net sales, as compared to $35.4 million, or 92.7% of net sales, in 1998. These sales and cost of sales decreases were impacted largely by the sale of Stratford.

On June 3, 1999, Fairwood sold substantially all the assets of the Stratford Division. For the period through June 3, 1999 the Stratford Division had net sales (including intercompany sales) of $19.6 million as compared to $25.4 million for the second quarter of 1998. The Stratford Division cost of sales were $21.2 million for the second quarter of 1999 compared to $25.1 million for the second quarter of 1998.

Second quarter 1999 net sales by Barcalounger increased 3.0% to approximately $13.8 million as compared to $13.4 million for the comparable period in 1998. This increase in sales reflects a decrease in total volume of .2%, and a 3.5% increase in average sales prices. The increase is due to the increase in sale of products with more expensive upper grade leather. Barcalounger cost of sales increased to $11.1 million, or 80.4% of net sales in the second quarter of 1999, as compared to $10.8 million, or 80.6% of net sales in the second quarter of 1998.

Selling, administrative and general expenses on a consolidated basis for the second quarters of 1999 and 1998 were approximately $4.6 million and $8.1 million, respectively, representing a decrease of 43.2%. The decrease was due primarily to a reserve taken in the second quarter of 1998 by Stratford for expected non-collection of amounts due from a large national retail chain, the write down of non-performing assets and prepaid expenses in 1998, the sale of Stratford in 1999, offset partially by costs to transfer certain administrative operations to Chicago.

Interest expense, was approximately $18.7 million and $18.0 million for the second quarters of 1999 and 1998, respectively, an increase of 3.9%. The increase was primarily due to increased borrowings on the Credit Agreement off-set partially by the repayment of the Futorian line of credit and term loan.

Six Months Ended July 3, 1999 Versus Six Months Ended June 27, 1998

The following discussion presents the material changes in results of operations which have occurred in the first six months of 1999 in comparison to the same period in 1998. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $78.0 million in the first six months of 1999, a decrease of 4.1% from last year's first six months consolidated net sales of approximately $81.3 million, due primarily to the sale of Stratford opearations in 1999. Cost of sales on a consolidated basis decreased 1.7% in first six months of 1999 to approximately $74.0 million, or 94.9% of net sales, as compared to $75.3 million, or 92.6% of net sales, in 1998. These sales and cost of sales decreases were impacted largely by the sale of Stratford.

On June 3, 1999, Fairwood sold substantially all the assets of the Stratford Division. For the period through June 3, 1999 the Stratford Division had net sales (including intercompany sales) of $50.6 million as compared to $55.1 million for the first six months of 1998. The Stratford Division cost of sales were $52.3 million for the first six months of 1999 compared to $54.4 million for the first six months of 1998.

Barcalounger net sales for the first six months of 1999 were approximately $28.2 million, an increase of 3.3%, as compared to 1998 second quarter sales of $27.3 million, reflective of a 0.1% decrease in the number of pieces sold and a 3.4% increase in average selling prices. The net increase is due to the increase in sale of products with more expensive upper grade leather. Barcalounger's cost of sales increased to $22.6 million, or 80.1% of net sales in the first six months of 1999, as compared to $22.0 million, or 80.7% of net sales in the first six months of 1998. The decrease in cost of sales as a percentage of net sales was the result of continued sales increases and a slight reduction in fixed overhead costs as a percentage of sales.

Selling, administrative and general expenses on a consolidated basis for the first six months of 1999 and 1998 were approximately $10.4 million and $14.4 million, respectively, representing a decrease of 27.8%. The decrease was due primarily to reserves taken in the second quarter of 1998 for expected non-collection of amounts due from a large national retail chain, the write down of non-performing assets and prepaid expenses, offset partially for costs incurred in 1998 to transfer certain administrative operations to Chicago.

Interest expense, was approximately $37.0 million and $35.1 million for the first six months of 1999 and 1998, respectively, an increase of 5.4%. The increase was primarily due to increased borrowings on the Credit Agreement off-set partially by the repayment of the Futorian line of credit and term loan.

No income taxes have been provided in the first six months of 1999 and 1998, espectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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

While a number of the Company's systems have been determined to be Year 2000 compliant, certain applications required remediation. The Company has completed its remediation and believes that all the Company's Systems are Year 2000 compliant and does not expect the impact of Year 2000 issues to have a material impact on the financial position or results of operations of the Company.

Costs and expenses incurred through July 3, 1999 in addressing the Year 2000 issue have been less than $400,000. It is estimated that less than $10,000 in additional costs will be incurred in the second half of 1999 for certain incidental items.

The Company has made inquiries of key third parties to assess the potential impact on the Company's operations if such parties are not successful in remediating their systems in a timely manner. The Company is in the process of developing contingency plans in the event Year 2000 failures of its key suppliers and service providers.

The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following:(i) the Company may not be successful in properly identifying all systems and programs that contain two-digit year codes;(ii) the nature and number of systems which require reprogramming, upgrading or replacement may exceed the Company's expectations in terms of complexity and scope;(iii) the Company may not be able to complete all remediation and testing necessary in a timely manner;(iv) the Company has no control over the ability of its key suppliers and customers to achieve Year 2000 compliance; and (v) the impact of the Year 2000 problems on key customers may be of such magnitude that it may adversely affect their demand for the Company's products and services. Fairwood estimates the potential, worst-case-scenario as a result of Year 2000 failure from these, or other, unanticipated factors, would delay production no more than a week because of the non technical aspects of furniture manufacturing.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None


    (b)  Reports on Form 8-K

         A report of Form 8-K was filed on June 18, 1999 regarding the disposition of substantially all of the assets of the Stratford Division, an indirect division of Fairwood.

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



Date:  August 17, 1998