Form 10-Q
period 1999-10-02
FAIRWOOD CORP
filed 1999-11-22
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999
                -----------------------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM___________TO__________

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
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.              YES   X          NO
                                                   -------         -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                                    OUTSTANDING AT
          CLASS                                     OCTOBER 2, 1999
          -----                                    -----------------
CLASS A VOTING, $.01 PAR VALUE                                   500
------------------------------                     -----------------

CLASS B NON-VOTING, $.01 PAR VALUE                           999,800
----------------------------------                 -----------------

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                            October 2,      December 31,
                           Assets                               1999           1998
                           ------                          -------------    ------------
                                                            (Unaudited)
Current Assets:

  Cash and cash equivalents                                 $    5,850          2,165
                                                              --------       --------


  Accounts and notes receivable:
    Trade                                                        5,598         22,662
    Notes receivable, affiliate                                      -            500
    Due from affiliate                                               -          4,089
    Insurance proceeds receivable                                5,298              -
                                                              --------       --------
                                                                10,896         27,251

  Less allowance for discounts and doubtful accounts               238          1,317
                                                              --------       --------

                                                                10,658         25,934
                                                              --------       --------

  Inventories                                                    3,239         14,666

  Prepaid expenses and other current assets                        279          2,567
                                                              --------       --------


               Total current assets                             20,026         45,332
                                                              --------       --------



Property, plant and equipment, at cost                           8,030         32,874
  Less accumulated depreciation and amortization                 5,209         20,380
                                                              --------       --------
                                                                 2,821         12,494
                                                              --------       --------

Other assets                                                       125            337
                                                              --------       --------




                                                            $   22,972         58,163
                                                              ========       ========

                                                                     (Continued)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                            October 2,     December 31,
                 Liabilities And Deficit                       1999            1998
                 -----------------------                   ------------    ------------
                                                            (Unaudited)
Current Liabilities:
  Line of credit and term loan                              $        -         27,480
  Overdraft                                                          -          2,212
  Current maturities of long-term debt:
    Revolving credit                                           367,621              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
    Other                                                            -             45
  Accounts payable                                               3,978          7,092
  Due to affiliate                                                  32              -
  Accrued interest                                             137,262        118,462
  Accrued expenses                                               2,671          8,389
  Federal and state income taxes                                   113          5,027
                                                              --------       --------

               Total current liabilities                       760,478        337,488
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        305,855
  Senior subordinated debentures                                     -         80,000
  Mortgage payable                                                   -          2,006
                                                              --------       --------

                                                                     -        387,861
                                                              --------       --------

Deferred income taxes                                                -          1,957
Other liabilities                                                  492             72
                                                              --------       --------

                                                                   492          2,029
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive income                     (      27)     (      27)
  Accumulated deficit                                        ( 794,019)     ( 725,236)
                                                              --------       --------

                                                             ( 738,098)     ( 669,315)
                                                              --------       --------

                                                            $   22,972         58,163
                                                              ========       ========

               See accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

           Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)

                                     Three Months Ended              Nine Months Ended
                               ---------------------------     ---------------------------
                               October 2,    September 26,     October 2,    September 26,
                                   1999           1998             1999           1998
                               ----------    -------------     ----------    -------------
Net sales                        $   9,771         32,675           87,728        113,943
                                   -------        -------          -------        -------

Cost of sales                       10,738         30,928           84,746        106,241

Selling, administrative and
  general expenses                   2,490          6,165           12,844         20,529
                                   -------        -------          -------        -------

                                    13,228         37,093           97,590        126,770
                                   -------        -------          -------        -------

Operating loss                    (  3,457)      (  4,418)        (  9,862)      ( 12,827)

Interest income                        119             65              145            135

Interest on indebtedness          ( 20,224)      ( 18,177)        ( 57,206)      ( 53,313)

Loss from flood                   (    707)             -         (    707)             -

Loss on sale of Stratford
 Division                         (     97)             -         (  1,064)             -

Other income (expenses), net            13             72              115            192
                                   -------        -------          -------        -------

Loss before income taxes          ( 24,353)      ( 22,458)        ( 68,579)      ( 65,813)

Provision for income taxes        (    133)             -         (    133)             -
                                   -------        -------          -------        -------

Net loss                         $( 24,486)      ( 22,458)        ( 68,712)      ( 65,813)
                                   =======        =======          =======        =======

               See accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                           ------------------------------
                                                                             October 2,   September 26,
                                                                                1998          1998
                                                                              --------      ------
Cash flows from operating activities:
  Net loss                                                                   $( 68,712)     ( 65,813)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                              1,086         1,383
      Gain on disposal of property, plant and equipment                       (     21)            -
      Loss on disposal of Stratford Division                                     1,064             -
      Changes in assets and liabilities, net of effect of disposition:
        Accounts receivable                                                      2,408         1,064
        Inventories                                                              2,559            45
        Prepaid expenses and other current assets                                  285      (    482)
        Accounts payable                                                         5,060      (  5,124)
        Federal and state income taxes                                        (  4,360)     (     28)
        Accrued expenses                                                        17,629        32,072
        Other, net                                                                 540         1,251
                                                                               --------      -------
Cash used - operating activities                                              ( 42,462)     ( 35,632)
                                                                               --------      -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                                      21             -
  Disposition of Stratford Division                                             13,950             -
  Capital expenditures                                                        (    412)     (  1,314)
  Repayment of Affiliate Note receivable                                           500             -
                                                                               -------       -------
Cash provided (used) - investing activities                                     14,059      (  1,314)
                                                                               -------       -------

Cash flows from financing activities:
  (Repayments) borrowings - overdraft                                         (  2,212)        1,430
  Proceeds from revolving credit                                                61,766        29,674
  Repayment of long-term debt                                                 (     18)     (    222)
  (Repayment of) proceeds from credit line, net                               ( 27,480)       22,582
  Advances from affiliate                                                           32             -
  Repayments to factor, net                                                          -      ( 15,554)
                                                                               -------       -------
Cash provided (used) - financing activities                                     32,088        37,910
                                                                               -------       -------

Increase in cash and cash equivalents                                            3,685           964
Cash and cash equivalents:
  Beginning of period                                                            2,165           605
                                                                               -------       -------
  End of period                                                              $   5,850         1,569
                                                                               =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                                   $  37,459        22,598
  Income tax refunds (payments), net                                          (  4,493)     (     28)

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the nine month periods ending October 2, 1999 and September 26, 1998 the
Company recognized $71 thousand and $60 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

               See accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                                     - 5 -

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations for the three and nine months ended October 2, 1999 and September 26, 1998, the financial position at October 2, 1999 and December 31, 1998 and the cash flows for the nine months ended October 2, 1999 and September 26, 1998. The results of operations for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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

       On June 3, 1999, Fairwood sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the line of credit and term loan ("the Futorian Loan Agreement"). The sale included substantially all of the business and assets of the Stratford Division, including the sale of its owned manufacturing plant in New Albany, Mississippi and its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The revenues and segment losses from the Stratford Division are disclosed in note 11. As a result of this sale, Fairwood recognized a loss of approximately $1 million.

       In October 1999, the purchaser of Stratford submitted claims of approximately $2.0 million for expenses that they allege belong to Futorian. A thorough review of their claims is being made and at this time Futorian does not believe that the claims are valid. There is no provision for these claims in the financial statements. To the extent that any of the claims prove to be valid, they would first offset the $.5 million held in escrow by the purchaser. The Company cannot predict the outcome of the claims.

       On September 16, 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $4 million resulted from the plant being closed for approximately three weeks.

       The Company is in the process of completing its assessment of the flood-related damages. Barcalounger is covered under an insurance policy for business interruption and the damage to inventory and property, plant and equipment. In accordance with the insurance policy, Barcalounger sold its damaged inventory to the insurance company, at an amount slightly above cost, resulting in a receivable of approximately $5.2 million at October 2, 1999. The receivable was collected subsequent to October 2, 1999.

       The Company has recognized a $0.7 million loss from the flood in the accompanying statement of operations, representing the net of the gain on sale of inventory and $1.0 million insurance deductible. The Company is in the process of assessing the damage to property, plant and equipment and related loss amount, if any, accordingly no loss has been recognized as of October 2, 1999. Furthermore, no amount has been recognized as of October 2, 1999 for insurance proceeds that may ultimately be received for business interruption or for damaged property, plant and equipment, as such the amount of the recognized loss may change.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

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

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                        October 2, 1999     December 31, 1998
                                        ---------------     -----------------
                                           (Unaudited)
        Raw materials                       $  3,451             10,740
        In process                               742              3,054
        Finished goods                           568              8,579
                                              ------             ------
        Inventories at
          first-in, first out                  4,761             22,373
        LIFO reserve                           1,522              7,707
                                              ------             ------
        Inventories at LIFO                 $  3,239             14,666
                                              ======             ======

5. In October 1998, the United States Bankruptcy Court (the "Bankruptcy Court") approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. In the second quarter of 1999, payment of the Fairwood Group's estimated Federal tax liability was made to the IRS. The tax payment, including estimated interest, was approximately $4.5 million and was provided for in the financial statements in previous years.

       As approved by the Bankruptcy Court, the settlement was funded by additional borrowings under Consolidated Furniture's existing revolving credit agreement, with any refund obtained returned to the lender under that facility. The settlement significantly reduced Fairwood's available net operating loss carryforwards.

       Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state effect of this settlement. A provision for additional interest of $1.4 million and taxes of $0.1 million has been made in the quarter ended October 2, 1999. The provision for interest and provision for the taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying unaudited condensed consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the provisions are subject to change.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

       With the exception of adjustments resulting from the IRS settlement, no provision for federal income taxes has been provided during the nine months ended October 2, 1999 and September 26, 1998, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6. On April 1, 1995, October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $135.1 million on the Fairwood Debentures, which includes $82.0 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed
       consolidated balance sheet as of October 2, 1999.   On January 3, 1996,
       certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the
       "Bankruptcy Court.")   Fairwood, Consolidated Furniture and certain
       Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

       Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under
       Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian Furnishings, Inc., as well as its remaining operating division, Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have appealed that ruling. The Company cannot predict the outcome of this appeal.

7. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL (the "Credit Agreement") and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of October 2, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

       Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of October 2, 1999.

8. Until June 3, 1999 Stratford provided new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $0.0 million and $0.5 million for the three-month periods ended October 2, 1999 and September 26, 1998, respectively, and approximately $0.3 million and $1.4 million for the period January 1, 1999 through June 3, 1999 and the nine-month period ended September 26, 1998, respectively. Stratford was also reimbursed approximately $0.0 million and $.6 million for the three-month periods ended October 2, 1999 and September 26, 1998, respectively, and approximately $2.6 million and $1.2 million for the period January 1, 1999 through June 3, 1999 and the nine-month period ended September 26, 1998, respectively for various overhead costs.

9. Fairwood's reportable segments include the Stratford division and the Barcalounger division. These segments were managed separately because of their distinctly different markets and facilities. Stratford was sold on June 3, 1999.

       The segment financial information, in thousands, are as follows:

                                          Nine months ended October 2, 1999
                                          ---------------------------------
                                                    (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------
Revenues from external
 customers              $   49,739     $     37,989    $       -     $          -    $   87,728
Intersegment income            882                -            -       (      882)            -
Interest expense, net        1,464         (     88)      55,830                -        57,206
Segment profit (loss)     ( 13,971)           1,292     ( 56,033)               -      ( 68,712)

                                          Nine months ended September 26, 1998
                                          ------------------------------------
                                                    (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------
Revenues from external
 customers               $  74,177     $     39,766    $       -     $          -    $  113,943
Intersegment income          1,638                -            -       (    1,638)            -
Interest expense, net        2,106               15       51,057                -        53,178
Segment profit (loss)     ( 15,263)           1,733     ( 52,283)               -      ( 65,813)

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

                                          Three months ended October 2, 1999
                                          ----------------------------------
                                                    (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------
Revenues from external
 customers              $        -     $      9,771    $       -     $          -    $    9,771
Intersegment income              -                -            -                -             -
Interest expense, net            -        (     105)      20,329                -        20,224
Segment profit (loss)     (  3,651)       (   1,060)    ( 19,775)               -      ( 24,486)


                                          Three months ended September 26, 1998
                                          -------------------------------------
                                                    (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------      ------
Revenues from external
 customers               $  20,171     $     12,504    $       -     $          -    $   32,675
Intersegment income            546                -            -       (      546)            -
Interest expense, net          693                4       17,415                -        18,112
Segment profit (loss)     (  5,334)             270     ( 17,394)               -      ( 22,458)

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

Liquidity and Capital Resources

At October 2, 1999, the Company had total indebtedness of approximately $616.4 million, all of which is classified as current liabilities and approximately $553.5 was owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $556.7 million at December 31, 1998, of which $168.8 million was current and approximately $491.7 million was owed to CSCL. Accrued interest on total indebtedness was approximately $136.7 million and $118.5 million at October 2, 1999 and December 31, 1998, respectively. Approximately $82.0 million and $73.3 million of the accrued interest was owed to CSCL at October 2, 1999 and December 31, 1998, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

On June 3, 1999, Fairwood sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the line of credit and term loan ("the Futorian Loan Agreement"). The sale included substantially all of the business and assets of the Stratford Division, including the sale of its owned manufacturing plant in New Albany, Mississippi and its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The revenues and segment losses from the Stratford Division are disclosed in footnote 9. As a result of this sale, Fairwood recognized a loss of approximately $1 million.

In October 1999, the purchaser of Stratford submitted claims of approximately $2.0 million for expenses that they allege belong to Futorian. A thorough review of their claims is being made and at this time Futorian does not believe that the claims are valid. There is no provision for these claims in the financial statements. To the extent that any of the claims prove to be valid, they would first offset the $.5 million held in escrow by the purchaser. The Company cannot predict the outcome of the claims.

On September 16, 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains as a result of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $4 million resulted from the plant being closed for approximately three weeks.

The Company is in the process of completing its assessment of the flood-related damages. Barcalounger is covered under an insurance policy for business interruption and the damage to inventory and property, plant and equipment. In accordance with the insurance policy, Barcalounger sold its damaged inventory to the insurance company, at an amount slightly above cost, resulting in a receivable of approximately $5.2 million at October 2, 1999. The receivable was collected subsequent to October 2, 1999.

The Company has recognized a $0.7 million loss from the flood in the accompanying statement of operations, representing the net of the gain on sale of inventory and $1.0 million insurance deductible. The Company is in the process of assessing the damage to property, plant and equipment and related loss amount, if any, accordingly no loss has been recognized as of October 2, 1999. Furthermore, no amount has been recognized as of October 2, 1999 for insurance proceeds that may ultimately be received for business interruption or for damaged property, plant and equipment, as such the amount of the recognized loss may change.

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

However, Consolidated Furniture is an obligor under a revolving credit agreement with CSCL (the "Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding capital stock of Futorian, which has operations that it conducts through its one remaining division, Barcalounger. Futorian is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Futorian is not an obligor under the Fairwood Debentures.

On each of April 1, 1995 and October 1, 1995, and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $135.1 million on the Fairwood Debentures, which includes $82.0 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of October 2, 1999.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Futorian, as well as its remaining operating division, Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. The Bondholders' have appealed that ruling. The Company cannot predict the outcome of this appeal.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of October 2, 1999.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, expects to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1998 and the first three quarters of 1999 Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 1999 were approximately $61.8 million. There were no principal repayments to CSCL during the first nine months of 1999. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving line of credit and the senior subordinated debentures through December 31, 1999.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 3, 2000 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of October 2, 1999. Consolidated Furniture expects to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 3, 2000. However, there can be no assurance that the Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to footnote 5 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended October 2, 1999 Versus Three Months Ended September 26, 1998

The following discussion presents the material changes in results of operations which have occurred in the third quarter of 1999 in comparison to the same period in 1998. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $9.8 million in the third quarter of 1999, a decrease of 70.0% from last year's third quarter consolidated net sales of approximately $32.7 million. Cost of sales on a consolidated basis decreased 65.4% in the third quarter of 1999 to $10.7 million, or 109.2% of net sales, as compared to $30.9 million, or 94.5% of net sales, in 1998. These sales and cost of sales decreases were impacted largely by the sale of Stratford. The increase in cost of sales as a percentage of net sales was primarily the result of $2.8 million of Stratford costs incurred in the third quarter of 1999 terminating unsold obligations, offset by the elimination of lower margin Stratford sales.

Third quarter 1999 net sales by Barcalounger decreased 21.6% to approximately $9.8 million as compared to $12.5 million for the comparable period in 1998. This decrease in sales is the result of lost sales from the flood related closure offset by a 3.7% increase in average sales prices. The increase is the result of the sale of products with more expensive upper grade leather. Barcalounger cost of sales remained approximately 80% of net sales.

Selling, administrative and general expenses on a consolidated basis for the third quarters of 1999 and 1998 were approximately $2.5 million and $6.2 million, respectively, representing a decrease of 59.7%. The decrease was largely a result of the sale of Stratford. The $2.5 million for the third quarter of 1999 includes approximately $0.9 million of Stratford costs to terminate unsold operations.

On September 16, 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $4 million resulted from the plant being closed for approximately three weeks.

The Company is in the process of completing its assessment of the flood-related damages. Barcalounger is covered under an insurance policy for business interruption and the damage to inventory and property, plant and equipment. In accordance with the insurance policy, Barcalounger sold its damaged inventory to the insurance company, at an amount slightly above cost, resulting in a receivable of approximately $5.2 million at October 2, 1999. The receivable was collected subsequent to October 2, 1999.

The Company has recognized a $0.7 million loss from the flood in the accompanying statement of operations, representing the net of the gain on sale of inventory and $1.0 million insurance deductible. The Company is in the process of assessing the damage to property, plant and equipment and related loss amount, if any, accordingly no loss has been recognized as of October 2, 1999. Furthermore, no amount has been recognized as of October 2, 1999 for insurance proceeds that may ultimately be received for business interruption or for damaged property, plant and equipment, as such the amount of the recognized loss may change.

Interest expense, was approximately $20.2 million and $18.2 million for the third quarters of 1999 and 1998, respectively, an increase of 11.0%. The increase was primarily due to increased borrowings on the Credit Agreement, interest accrued on tax obligations, off-set partially by the repayment of the Futorian line of credit and term loan.

Nine Months Ended October 2, 1999 Versus Nine Months Ended September 26, 1998

The following discussion presents the material changes in results of operations which have occurred in the first nine months of 1999 in comparison to the same period in 1998. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $87.7 million in the first nine months of 1999, a decrease of 23.0% from last year's first nine months consolidated net sales of approximately $113.9 million, due primarily to the sale of Stratford operations in 1999. Cost of sales on a consolidated basis decreased 20.2% in the first nine months of 1999 to $84.7 million, or 96.6% of net sales, as compared to $106.2 million, or 93.2% of net sales, in 1998. These sales and cost of sales decreases were impacted largely by the sale of Stratford.

On June 3, 1999, Fairwood sold substantially all the assets of the Stratford Division. For the period through June 3, 1999 the Stratford Division had net sales (including intercompany sales) of $50.6 million as compared to $75.8 million for the first nine months of 1998. The Stratford Division cost of sales were $55.1 million for the first nine months of 1999 compared to $75.8 million for the first nine months of 1998.

Barcalounger net sales for the first nine months of 1999 were approximately $38.0 million, a decrease of 4.5%, as compared to 1998 third quarter sales of $39.8 million, reflective of the result of lost sales from the flood related closure offset by a 3.9% increase in average selling prices. The increase is the result of sale of products with more expensive upper grade leather. Barcalounger cost of sales decreased to $30.5 million, or 80.3% of net sales in the third quarter of 1999, as compared to $32.1 million, or 80.6% of net sales in the third quarter of 1998.

Selling, administrative and general expenses on a consolidated basis for the first nine months of 1999 and 1998 were approximately $12.8 million and $20.5 million, respectively, representing a decrease of 37.6%. The decrease was largely a result of the sale of Stratford.

On September 16, 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $4 million resulted from the plant being closed for approximately three weeks. Barcalounger currently recognized a reduction in earnings of $0.7 million representing primarily the gain on sale of destroyed inventory to the insurance company net of the $1.0 million deductible.

Interest expense, was approximately $57.2 million and $53.3 million for the first nine months of 1999 and 1998, respectively, an increase of 7.3%. The increase was primarily due to increased borrowings on the Credit Agreement, interest accrued as part of the IRS settlement, off-set partially by the repayment of the Futorian line of credit and term loan.

With the exception of adjustments resulting from the IRS settlement, no income taxes have been provided in the first nine months of 1999 and 1998, respectively, as the Company is in a net operating loss carryforward position, and a valuation allowance has been increased to offset any future benefit from these positions.

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

Costs and expenses incurred through October 2, 1999 in addressing the Year 2000 issue have been less than $400,000. It is estimated that less than $10,000 in additional costs will be incurred in the remainder of 1999 for certain incidental items.

The Company has made inquiries of key third parties to assess the potential impact on the Company's operations if such parties are not successful in remediating their systems in a timely manner. The Company has essentially completed contingency plans in the event Year 2000 failures of its key suppliers and service providers.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         Filed October 6, 1999 regarding flood loss at the Barcalounger Division due to Hurricane Flood.

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

Date:  November 19, 1999