Form 10-K405
period 1999-12-31
FAIRWOOD CORP
filed 2000-04-14
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended          December 31, 1999
                          -------------------------------------

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ________________________ to ____________________

Commission file number                     0-18446
                      ---------------------------------------------------------
                            Fairwood Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
------------------------------------------           ---------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       302-884-6749
                                                   -----------------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                              ----------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                    None
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 29, 2000.

On February 29, 2000, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                    PART I

ITEM 1.  BUSINESS

      Fairwood Corporation ("Fairwood"), is a privately held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Ltd. ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture's operations were diversified and included the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988.

      The principal executive offices of Fairwood are located at One Commerce Center, 1201 Orange St., Suite 790, Wilmington, Delaware 19801. Fairwood is a holding company with no independent operations: its primary asset is all of the common stock of Consolidated Furniture.

      On June 3, 1999, Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including the sale of its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The final sales price for the net assets of Stratford Division was subject to certain post-closing adjustments. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million, which includes $1 million for claims previously submitted by the purchaser of Stratford regarding post-closing adjustments.

     Fairwood's subsidiary, Consolidated Furniture, is the parent of Furniture Comfort Corporation whose sole operating division, Bacalounger Division ("Barcalounger") manufactures upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs. In September 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $6 million resulted from the plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss.

      On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 case against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court." Fairwood, Consolidated Furniture and certain affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

      Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. It is possible that the Bondholders will take a further appeal of the District Court's ruling. Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business. In the event that the Bondholders do not take a further appeal of the District Court's order, Fairwood expects to file a plan of reorganization in the near term.

      In October 1998, the Bankruptcy Court approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. In the second quarter of 1999, payment of the Fairwood Group's estimated Federal tax liability was made to the IRS. The tax payment, including estimated interest, was approximately $4.5 million and was provided for in the financial statements in previous years. See Item 3. LEGAL PROCEEDINGS.

Operations

      Furniture Comfort, through its Barcalounger division, serves selected segments of the highly diversified $22+ billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Currently a diversified line of upholstered motion furniture is manufactured and sold under the Barcalounger brand name, whose products have been successfully targeted to a more selective, higher priced market. Barcalounger manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

      The furniture industry is affected to a substantial degree by style, value and fashion. Barcalounger participates in important furnishings market showings held during the year in High Point, North Carolina and San Francisco, California to acquaint retailers with the significant number of new products introduced each year. Barcalounger frequently reviews its product lines to evaluate whether minor or major restyling of such lines is warranted. To generate new product and style ideas based upon consumer and retailer response, Barcalounger maintains in-house design staffs and contracts with outside designers. The designers consult with manufacturing management to analyze the economic feasibility of producing new products based on their designs.

      Barcalounger operates in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors, which have expanded their lines. Barcalounger has been able to maintain its market share by focusing on its core high-end high-quality product lines. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES. For the years ended December 31, 1999, 1998 and 1997, net sales by Barcalounger were $50.1 million, $54.7 million and $49.7 million, respectively.

      The furniture market is highly competitive and includes a large number of manufacturers, none of which dominates the market. Certain of these manufacturers produce a broader range of furniture than Barcalounger, and many of them have greater financial and other resources. In addition, there are relatively few barriers to entry into the industry. Competition could require Barcalounger to reduce prices, offer better credit terms, or increase spending on product development, marketing or sales, any of which could adversely affect the Company.

      Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores and department stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives limited warranties for its products. The value and fine quality of its furniture is apparent as hardwood frames are emphasized and only the finest leather and fabric coverings are offered. Barcalounger has significant brand recognition and has a reputation of having one of the best product lines in terms of value, quality, design and service in the higher priced segment of the motion furniture industry.

      Barcalounger is well known in the furniture industry which is characterized by a large number of relatively small manufacturers. The following are among the Company's larger competitors: Life Style Furnishings International, Furniture Brands International, La-Z-Boy, Klausner, Natuzzi, and Bassett, many of which have greater financial resources than the Company. Competition is intense at all levels, stressing price, style, fabric and product finish.

Factors Affecting the Home Furnishings Industry

      The furniture industry as a whole is affected by demographics, household formations, the level of personal discretionary income, household mobility and the rate of new home construction. There exists a substantial replacement market that is relatively less affected by these factors.

Research and Development

      Since the furniture industry is characterized by active competition among a large number of companies, many of which also have substantial facilities and resources, Barcalounger believes that the maintenance of high product quality and the development of new products are essential to maintaining its competitive position. In support of these goals, Barcalounger conducts research and development activities.

      The Furniture Comfort Corporation expended a total of $9,086,000 in the past five years for research and development programs of which $1,187,000, $2,026,000, and $1,945,000 was expended in 1999, 1998 and 1997, respectively.
Barcalounger's share included $2,193,000 for the past five years and $470,000, $455,000 and $441,000 for 1999, 1998 and 1997, respectively.

Employees

      Fairwood has no employees but its subsidiaries and their operating division employed 384 persons at December 31, 1999. The Barcalounger division has a long record of generally harmonious relations with employees. None of the employees are subject to a collective bargaining agreement.

Backlog

      The backlog of orders for the Barcalounger division was approximately $9,002,000 at December 31, 1999 and approximately $3,638,000 at December 31, 1998. The increase in backlog is attributable to an increase in sales demand and the loss of inventory and production time due to the flood. It is expected that the backlog at December 31, 1999 will be filled in the current year. Furniture Comfort does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.

Seasonality, Major Customers and Export Sales

      There are seasonal factors which affect Barcalounger's business. Spring and fall are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of Barcalounger's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of Barcalounger's activities for vacation periods in July has a limiting effect on production as well as sales. Barcalounger maintains adequate levels of inventory to meet seasonal demands.

      Export sales for 1999, 1998 and 1997 were approximately 2 percent of sales for each year, of which approximately 1% was made to Canada for each year.

Environmental and Raw Materials

      In 1999, there were no significant effects upon the capital expenditures, earnings and competitive position of Barcalounger occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

      Raw materials purchased by Barcalounger are all procured in the open market from a number of suppliers. In general, no major difficulties have been experienced in obtaining raw materials.

Patents

      Patents are not a significant consideration in the manufacture of most of Barcalounger's products. Barcalounger does not believe that their operating income is materially dependent on any one patent or license or group of related patents or licenses.

ITEM 2.  PROPERTIES

      The furniture manufacturing activities of Barcalounger are conducted in a modern facility of suitable construction. This facility is in good operating condition, reasonably maintained and contains reasonably modern equipment. All of the principal items of machinery and equipment located in this facility are owned by Furniture Comfort or its operating division.

      Barcalounger also leases showrooms in High Point, North Carolina and San Francisco, California for display and storage of products. Fairwood and Consolidated Furniture lease office space in Wilmington, Delaware.

      Barcalounger believes that its plant and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business for the foreseeable future without making capital expenditures materially higher than historical levels.

      As of December 31, 1999, Furniture Comfort Corporation has leased furniture facilities as follows:

     Location                     Use                          Square Footage
     --------                     ---                          --------------
Barcalounger
Leased
  Rocky Mount, NC         Manufacturing plant                       364,000
  High Point, NC          Showroom                                    9,808
  San Francisco, CA       Showroom                                    2,945
                                                                  ---------

                                                                    376,753
                                                                  ---------
Stratford
Leased
  Guntown, MS             Warehouse
                          Subleased to third party                  216,000
                                                                  ---------

                                                                    592,753
                                                                  =========

      Substantially all of the assets of Consolidated Furniture and its subsidiaries are subject to a lien in favor of Court Square Capital Limited ("CSCL") granted in connection with the Credit Agreement (See Note 4 to the Company's Consolidated Financial Statements set forth in item 8).

ITEM 3.  LEGAL PROCEEDINGS

      In October 1998, the Bankruptcy Court approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. In the second quarter of 1999, payment of the Fairwood Group's estimated Federal tax liability was made to the IRS. The tax payment, including estimated interest, was approximately $4.8 million and was provided for in the financial statements in previous years.

      As approved by the Bankruptcy Court, the settlement was funded by additional borrowings under Consolidated Furniture's existing revolving credit agreement, with any refund obtained returned to the lender under that facility. The settlement significantly reduced Fairwood's available net operating loss carry forwards.

        Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state effect of this settlement. A provision for additional interest of $1.9 million and taxes of $0.1 million, as of December 31 1999 remains. The provision for interest and provision for taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the provisions are subject to change.

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

      On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 case against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court." Fairwood, Consolidated Furniture and certain affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

      Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. It is possible that the Bondholders will take a further appeal of the District Court's ruling. Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business. In the event that the Bondholders do not take a further appeal of the District Court's order, Fairwood expects to file a plan of reorganization in the near term.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

      Fairwood's common stock is privately held, and therefore, no established public trading market exists. At December 31, 1999 and 1998, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 1999 and 1998. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

               Five-Year Summary of Consolidated Financial Data
                         (Dollar Amounts in Millions)

                                         Years ended December 31,
                           ------------------------------------------------
                              1999      1998      1997       1996      1995
                              ----      ----      ----       ----      ----
Net sales                  $ 100.1     154.2     148.1      151.3     176.8

Operating loss              (  9.6)   ( 13.8)   ( 20.6)    (  6.4)   ( 11.8)

Interest expense, net       ( 76.3)   ( 71.7)   ( 65.4)    ( 61.2)   ( 58.6)

Loss on sale of division    (  2.0)        -         -          -         -

Loss due to flood damage    (  0.5)        -         -          -         -

Net loss                    ( 88.3)   ( 85.5)   ( 86.1)    ( 67.4)   ( 70.7)

Total assets                  23.3      56.2      56.8       46.6      54.1

Long-term debt, including
 current maturities *        625.5     556.7     505.8      453.1     420.7

Redeemable preferred stock      .1        .1        .1         .1        .1

* - Does not include accrued interest for 1999, 1998, 1997, 1996 and 1995 of $147.5, $118.5 million, $91.4 million, $64.4 million and $37.3 million, respectively.

      In 1999, operations data includes the activities of the Stratford Division for the period from January 1 through June 3, 1999 (date of sale). Accordingly, the data presented for 1999 is not comparable with 1998, 1997, 1996 and 1995.

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

1999 vs. 1998 Results of Operations

      Consolidated net sales of approximately $100.1 million for 1999 decreased 35.1% from 1998 net sales of approximately $154.2 million, due primarily to the sale of Stratford operations in 1999. Consolidated cost of sales decreased 36.5% in 1999 to approximately $91.4 million, or 91.4% of net sales as compared to $143.9 million, or 93.3% of net sales, in 1998. These sales and cost of sales decreases were caused largely by the sale of Stratford.

      On June 3, 1999, Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The final sales price for the net assets of Stratford Division was subject to certain post-closing adjustments. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million, which includes $1 million for claims previously submitted by the purchaser of Stratford regarding post-closing adjustments.

      Net sales for 1999 by Barcalounger decreased 8.4% to approximately $50.1 million as compared to $54.7 million in 1998, principally due to lost sales from the flood related closure at Barcalounger's Rocky Mount, North Carolina facility partially offset by a 3.7% increase in average selling prices. The average selling price increase is the result of the sale of products with more expensive upper grade leather. Barcalounger continues to add to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. This change led to a sales mix which resulted in increases in average sales prices. Barcalounger cost of sales decreased to 79.3% of net sales in 1999, as compared to 80.4% in 1998. The decrease in cost of sales as a percentage of sales is primarily the result of lower costs associated with certain raw materials.

      Consolidated selling, administrative and general expenses decreased 24.5% to approximately $18.2 million in 1999 from approximately $24.1 million in 1998. The decrease was largely a result of the sale of Stratford. Selling, administrative and general expenses of Barcalounger remained constant at $6.3 million for 1999 and 1998.

      On September 16, 1999, Barcalounger incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $4 million resulted from the plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss.

      Consolidated interest expense increased 6.5% to $76.6 million from $71.9 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources.

      Barcalounger pretax earnings decreased 15.9% to approximately $3.7 million in 1999 from approximately $4.4 million in 1998. The decrease in pretax earnings was due primarily to the lost sales from the flood related closure.

1998 vs. 1997 Results of Operations

      Consolidated net sales of approximately $154.2 million for 1998 increased 4.1% from 1997 net sales of approximately $148.1 million, primarily due to increased sales at Barcalounger.

      Net sales (including intercompany sales) for 1998 by Stratford increased .8% to approximately $101.6 million as compared to $100.6 million for 1997.
During 1998 and 1997 net sales by Stratford include $6.7 million and $11.2 million, respectively, of sales to Simmons Upholstered Furniture Corporation ("Simmons"), an affiliate of the Company. Excluding these sales, net sales by Stratford increased 5.9% in 1998. Total volume, excluding frame and coil sales which accounted for 7.8% of sales in 1998 and 10.6% in 1997, increased 3.6%, while average selling prices remained approximately the same. Sales in 1998 to Stratford's larger, national retail customers increased 32.6%, while sales to smaller retail customers decreased 15.8%. These changes in sales were in large part achieved through increased sales to value merchants and improved track account business.

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

      Consolidated cost of sales increased 1.3% in 1998 to approximately $143.9 million, or 93.3% of net sales as compared to $142.0 million, or 95.9% of net sales, in 1997. Stratford cost of sales, including intercompany sales, decreased to 100.5% of net sales in 1998, as compared to 103.5% in 1997. Barcalounger cost of sales decreased to 80.4% of net sales in 1998, as compared to 80.6% in 1997. Stratford cost of sales as a percentage of sales decreased in 1998 because of costs savings achieved from the movement of product lines from the Okolona facility to the New Albany facility and improved sales mix.

      Consolidated selling, administrative and general expenses decreased 9.7% to approximately $24.1 million in 1998 from approximately $26.7 million in 1997. Stratford selling, administrative and general expenses decreased 12.5% to approximately $16.1 million in 1998 from approximately $18.4 million in 1997. The decrease in selling, administrative and general expenses was attributable to cost reductions. Barcalounger selling, administrative and general expenses increased 6.6% to approximately $6.3 million in 1998 from approximately $5.9 million in 1997.

      Consolidated interest expense increased 9.8% to $71.9 million from $65.5 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources. Stratford interest expense increased 66.7% to $3.0 million from $1.8 million due primarily to additional borrowings under Furniture Comfort's Revolving credit and term loan agreement, as discussed in Liquidity and Capital Resources.

      Stratford pretax loss decreased 19.9% to approximately ($19.3) million in 1998 from approximately ($24.1) million in 1997. Barcalounger pretax earnings increased 22.2% to approximately $4.4 million in 1998 from approximately $3.6 million in 1997.

Liquidity and Capital Resources

      Capital requirements for operations during 1999 and 1998 were provided primarily by borrowings under the revolving credit facility and operating cash flows at Barcalounger.

      Fairwood had a working capital deficit of approximately $(302.8) million and $(294.1) million at December 31, 1999 and 1998, respectively. At December 31, 1999, Fairwood had long-term debt of approximately $625.5 million of which $168.8 million was current. Long-term debt at December 31, 1998 was approximately $556.7 million of which $168.8 million was current. Accrued interest on long-term debt was $147.5 million at December 31, 1999 and $118.5 million at December 31, 1998. Accrued interest is classified as a current liability.

      In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with CSCL (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through December 1999.

      Throughout 1999, 1998 and 1997, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Increases in outstanding borrowings from CSCL under the Credit Agreement during the years ended December 31, 1999, 1998 and 1997 were approximately $70.9 million, $51.1 million and $50.7 million, respectively. All outstanding debt and accrued interest at December 31, 1999, excluding the $62.9 million of outstanding merger debentures plus $55.8 million accrued interest thereon is payable to CSCL, which is an indirect subsidiary of Citigroup and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 2001. Interest on the revolving credit loan of Consolidated

Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 8.50% at December 31, 1999. Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

      Interest payments during the years ended December 31, 1999, 1998 and 1997 of approximately $48.1 million, $44.8 million and $38.5 million, respectively were primarily made through increased borrowings under the revolving credit agreement. Principal payments of approximately $.0 million, $.2 million and $.2 million were made during the years ended December 31, 1999, 1998 and 1997, respectively.

      Annual maturities on debt for the years ended December 31, 2000 and 2001 are approximately $168.8 million and $456.7 million, respectively. Interest payments expected to be made through increased borrowings and cash from operations for the years ended December 31, 2000, 2001 and 2002 are estimated to be approximately $57.0 million, $63.3 million and $70.3 million.

      On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $141.9 million on the Fairwood Debentures, which includes $86.1 million due to CSCL, is included in accrued interest on the consolidated balance sheet as of December 31, 1999. See Note 4 to the accompanying Consolidated Financial Statements.

      Based on the terms of the Fairwood Debentures, the failure to make the interest payment constitutes an event of default, which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 1999.

      Capital additions were approximately $0.5 million, $1.4 million and $3.0 million for the years 1999, 1998 and 1997, respectively. Barcalounger anticipates making capital expenditures of approximately $0.3 million during 2000, primarily for the purpose of maintaining and upgrading their manufacturing equipment, machinery and facilities. Barcalounger has no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations of Barcalounger or available credit facilities under the Consolidated Furniture's Credit Agreement with CSCL. Consolidated Furniture and Furniture Comfort intend to pursue other sources of financing to the extent available and cost effective.

      Consolidated Furniture, Furniture Comfort and the operating divisions are dependent upon CSCL for funding of their debt service costs. Instruments relating to the Credit Agreement and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 1999 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore,

Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

      Consolidated Furniture anticipates that funds provided by Barcalounger and available credit facilities under the Credit Agreement will be available in 2000 to support the operations of Barcalounger. However, as discussed above, funds provided by available credit facilities cannot be expected to be adequate to make transfers to Fairwood for cash interest payments due in 2000 or thereafter on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture and its subsidiaries.

      On February 11, 1998, Furniture Comfort entered into a revolving credit and term loan agreement with a domestic corporation which replaced its two factoring agreements for Barcalounger and Stratford. The agreement provided for an aggregate maximum commitment of $30,750,000 and expired in 2001. Pursuant to the a revolving credit and term loan agreement, Furniture Comfort's accounts receivable, inventory, property and equipment and other assets were pledged as collateral. Furniture Comfort had an outstanding balance under the revolving credit and term loan in the amount of $27.5 million at December 31, 1998. These borrowings were repaid during June 1999 in conjunction with the sale of substantially all of the assets of Stratford, a division of Furniture Comfort.

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

      Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997 the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. It is possible that the Bondholders will take a further appeal of the District Court's ruling. Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business. In the event that the Bondholders do not take a further appeal of the District Court's order, Fairwood expects to file a plan of reorganization in the near term.

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

      Assuming the amount outstanding under the Credit Agreement remains at $376.8 million, the balance at December 31, 1999, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $3.8 million. The fixed rate debt includes the following (in thousands):

                                                         Interest rate
                                            Amount    At December 31, 1999
Senior subordinated debentures, due 2001   $ 80,000           18%
Senior subordinated pay-in-kind
 debentures, due 2001                       105,853         15-1/2%
Merger debentures, due 2004                  62,928         16-7/8%
                                            -------
                                           $248,781

      The fair value of the fixed rate debt, and changes in fair value due to fluctuations in market rates cannot be reasonably estimated considering Fairwood's ongoing financial difficulties. $185,853 of the fixed rate debt is due to CSCL, and Fairwood plans to attempt to refinance, or negotiate an extension of the debt payable to CSCL when due.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1999 and 1998
Consolidated Statements of Operations for the Years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Shareowner's Equity (Deficit) for the
Years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

Independent Auditors' Report

The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 43. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Fairwood will continue as a going concern. As discussed in Notes 4 and 11 to the consolidated financial statements, Fairwood failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995, and all semi-annual interest payments due thereafter and does not expect to be able to make such payments in the future. Also, as described in notes 1 and 11, Fairwood continues to operate as a debtor in possession under
Section 1108 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the ability of Fairwood Corporation to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 11. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Washington, DC
March 15, 2000,
except as to note 2 which is as of March 28, 2000

                     FAIRWOOD CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998
                 (In thousands except share and per share data)

Assets (note 4)                                              1999        1998
------                                                       ----        ----
Current assets:

 Cash and cash equivalents                                $   5,135       2,165
                                                            -------     -------


 Accounts and notes receivable
   Trade                                                      8,455      22,662
   Notes receivable, affiliate (note 8)                           -         500
   Due from affiliate (note 8)                                    -       4,089
                                                              -----      ------
                                                              8,455      27,251
   Less allowance for discounts and doubtful accounts           325       1,317
                                                            -------     -------
                                                              8,130      25,934
                                                            -------     -------


 Inventories (note 1)                                         6,841      14,666



 Prepaid expenses and other current assets                      166         610
                                                            -------     -------


           Total current assets                              20,272      43,375
                                                            -------     -------





Property, plant and equipment, at cost:
  Land                                                           31          84
  Buildings and improvements                                  4,925      13,456
  Machinery and equipment                                     2,132      16,633
  Leasehold improvements                                        972       2,696
  Construction in progress                                       67           5
                                                            -------     -------
                                                              8,127      32,874

  Less accumulated depreciation and amortization              5,185      20,380
                                                            -------     -------
                                                              2,942      12,494


Other assets                                                    125         337
                                                            -------     -------












                                                          $  23,339      56,206
                                                            =======     =======

   Liabilities and Shareowners' equity (deficit)                  1999        1998
   ---------------------------------------------                  ----        ----
   Current liabilities:
    Revolving credit and term loan                             $       -      27,480
    Overdraft                                                          -       2,212

    Current maturities of long-term debt (notes 4 and 11):
      Senior subordinated pay-in-kind debentures                 105,853     105,853
      Merger debentures                                           62,928      62,928
      Other                                                            -          45
    Accrued interest (notes 3 and 4)                             147,490     118,462
    Accounts payable:

      Trade                                                        1,884       5,760
      Other                                                        1,131       1,332

    Accrued expenses                                               3,611       8,389

    Federal and state income taxes                                   133       5,027
                                                                 -------     -------

               Total current liabilities                         323,030     337,488
                                                                 -------     -------

   Long-term debt, less current maturities (notes 4 and 11):

     Revolving credit                                            376,768     305,855
     Senior subordinated debentures                               80,000      80,000
     Mortgage payable                                                  -       2,006
                                                                 -------     -------

                                                                 456,768     387,861
                                                                 -------     -------
   Other liabilities (note 7)                                      2,771          72
                                                                 -------     -------


   Redeemable preferred stock (note 5):
     Par value $.01 per share, authorized 100,000 shares:
       Junior preferred, cumulative, issued and outsta
       1,000 shares.  Liquidation value $100 per share,
       before accrued dividends.                                     100         100
                                                                 -------     -------


   Shareowners' equity (deficit):
     Common stock, par value $.01 per share (notes 4 and 6):
       Class A voting, authorized 3,000,000 shares; issued
       and outstanding 500 shares.                                     -           -
       Class B non-voting, authorized 3,000,000 shares;
       issued and outstanding 999,800 shares.                         10          10
     Additional paid-in capital                                   55,938      55,938
     Minimum pension liability (note 7)                         (  1,644)   (     27)
     Accumulated deficit                                        (813,634)   (725,236)
                                                                 -------     -------

                                                                (759,330)   (669,315)
                                                                 -------     -------
   Commitments and contingencies (notes 1, 3, 4, 7,
                 8, 9, 10 and 11)

                                                               $  23,339      56,206
                                                                 =======     =======


          See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   Years ended December 31,
                                                   ------------------------
                                                1999        1998        1997
                                                ----        ----        ----
                                                       (In thousands)
Net sales (notes 2 and 8)                   $  100,072     154,174     148,113
                                               -------     -------     -------

Cost of sales (notes 2 and 8)                   91,420     143,885     142,024

Selling, administrative and
 general expenses (notes 2 and 8)               18,224      24,110      26,705
                                               -------     -------     -------

                                               109,644     167,995     168,729
                                               -------     -------     -------

Operating loss                                (  9,572)   ( 13,821)   ( 20,616)

Interest income                                    295         150         111

Interest on indebtedness (note 4)             ( 76,591)   ( 71,863)   ( 65,547)

Loss on sale of Stratford Division (note 2)   (  2,013)          -           -

Loss due to flood damage (note 12)            (    461)          -           -


Other income (expenses), net                        42          29    (     72)
                                               -------     -------     -------

Loss before income taxes                      ( 88,300)   ( 85,505)   ( 86,124)

Provision for income
   taxes (note 3)                                    -           -           -
                                               -------     -------     -------

Net loss                                    $(  88,300)   ( 85,505)   ( 86,124)
                                              ========     =======     =======



          See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Shareowners' Equity (Deficit)
                  Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)



                                               Common stock       Additional
                                               ------------         Paid-in      Comprehensive  Accumulated
                                               Class A  Class B     Capital          Income       deficit
                                               -------  -------     -------          ------       -------
Balance, January 1, 1997                     $      -       10       55,938                      (553,457)
Comprehensive loss
 Net loss                                                                          ( 86,124)     ( 86,124)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability                                                                    186
                                                                                    -------
Comprehensive loss                                                                 ( 85,938)
                                                                                    =======
Preferred stock dividends                                                                        (     69)
                                              -------  -------      -------                       -------
Balance, December 31, 1997                   $      -       10       55,938                      (639,650)
Comprehensive loss
 Net loss                                                                          ( 85,505)     ( 85,505)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 7)                                                           326
                                                                                    -------
Comprehensive loss                                                                 ( 85,179)
                                                                                    =======
Preferred stock dividends                                                                        (     81)
                                              -------  -------      -------                       -------
Balance, December 31, 1998                   $      -       10       55,938                      (725,236)
Comprehensive loss
 Net loss                                                                          ( 88,300)     ( 88,300)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 7)                                                      (  1,617)
                                                                                    -------
Comprehensive loss                                                                 ( 89,917)
                                                                                    =======
Preferred stock dividends                                                                        (     98)
                                              -------  -------      -------                       -------
Balance, December 31, 1999                   $      -       10       55,938                      (813,634)
                                              =======  =======      =======                       =======
                                            Accumulated
                                                Other
                                            Comprehensive  Shareowners'
                                                Income        Equity
                                                (Loss)       (Deficit)
                                                ------       ---------
Balance, January 1, 1997                       (    539)     (498,048)
Comprehensive loss
 Net loss                                                    ( 86,124)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability                                186           186

Comprehensive loss

Preferred stock dividends                                    (     69)
                                                -------       -------
Balance, December 31, 1997                     (    353)     (584,055)
Comprehensive loss
 Net loss                                                    ( 85,505)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 7)                       326           326

Comprehensive loss

Preferred stock dividends                                    (     81)
                                                -------       -------
Balance, December 31, 1998                     (     27)     (669,315)
Comprehensive loss
 Net loss                                                    ( 88,300)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 7)                  (  1,617)     (  1,617)

Comprehensive loss

Preferred stock dividends                                    (     98)
                                                -------       -------
Balance, December 31, 1999                     (  1,644)     (759,330)
                                                =======       =======


See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                 Years ended December 31,
                                                              -----------------------------
                                                             1999         1998         1997
                                                             ----         ----         ----
                                                                   (In thousands)
Cash flows from operating activities:
Net loss                                                   (88,300)     (85,505)     (86,124)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                              1,171        1,870        1,886
  Loss (gain) on sale of property and equipment                  -      (    13)         361
  Loss on sale of Stratford Division                         2,013            -            -
  Changes in assets and liabilities:
    Accounts receivable                                      4,907      (    63)     (   846)
    Inventories                                            ( 1,043)     (   716)     (   325)
    Prepaid expenses and other current assets                  398          115          564
    Accounts payable                                         4,234      ( 4,045)       1,151
    Accrued interest and expenses                           28,356       26,380       29,376
    Federal and state income taxes                         ( 4,894)           -      (    24)
    Other, net                                               1,215      (   158)     (   193)
                                                            ------       -------      ------
Cash used in operating activities                          (51,943)     (62,135)     (54,174)
                                                            ------       ------       ------

Cash flows from investing activities:
  Proceeds from sale of Stratford Division                  13,690            -            -
  Repayment by (advance to) affiliate                          500            -      (   500)
  Proceeds from disposition of property,
   plant and equipment                                           -           21           87
  Purchases of property and equipment                     (    480)     ( 1,371)     ( 3,010)
                                                           -------       ------        -----
Cash provided by (used in) investing activities             13,710      ( 1,350)     ( 3,423)
                                                           -------       ------       ------

Cash flows from financing activities:
  Proceeds from long-term debt                              70,913       51,141       52,817
  Proceeds (repayments) - note payable, net               ( 27,480)      27,480            -
  Overdraft                                               (  2,212)       2,212      (   715)
  Proceeds (repayments) from sale of receivables
   to (from) Factor, net                                         -      (15,554)       5,851
  Repayment of long-term debt                             (     18)     (   234)     (   180)
                                                           --------      ------       ------
Cash provided by financing activities                       41,203       65,045       57,773
                                                           -------      -------      -------

Increase in cash and cash equivalents                        2,970        1,560          176
Cash and cash equivalents:
  Beginning of period                                        2,165          605          429
                                                           -------      -------      -------
  End of period                                          $   5,135        2,165          605
                                                           =======      =======      =======

Supplemental schedule of cash flow information
----------------------------------------------

Cash paid during year for:
  Interest                                              $   52,495       44,837       38,516
  Income taxes                                                 350            -            -

Adjustment to minimum pension liability                      1,617      (   326)       ( 186)





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

           Through its wholly-owned subsidiary, Consolidated Furniture and Consolidated Furniture's wholly-owned subsidiary Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), the Company manufactures and sells higher-priced upholstered motion furniture mainly to furniture and department stores that carry more expensive products. The products are sold nationally under the brand name Barcalounger, mainly through a commissioned sales force.

           As further described in note 11, Fairwood is currently operating as debtor in possession under Section 1108 of the United States Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation.

           Inventories

           All inventories (comprised of materials, labor and overhead costs) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. In 1998 the Company had a LIFO liquidation of $121,000.

           The components of inventory are as follows (in thousands):

                                                                 1999        1998
                                                                 ----        ----
           Raw materials                                       $ 4,486      10,740
           In process                                            2,144       3,054
           Finished goods                                        1,612       8,579
                                                                ------      ------
           Inventories at first-in, first-out                    8,242      22,373
           LIFO reserve                                          1,401       7,707
                                                                ------      ------
           Inventories at LIFO                                 $ 6,841      14,666
                                                                ======      ======

           Property, Plant and Equipment

           Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives as follows: buildings 45 years; machinery and equipment 7 to 10 years; and leasehold improvements over the shorter of the term of related leases or 10 years.

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

           Impairment of Long-Lived Assets (continued)

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

           Comprehensive Income

           Comprehensive income of Fairwood consists of an additional pension liability and net loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

(2)        Divestiture

           On June 3, 1999, Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The final sales price for the net assets of Stratford Division was subject to certain post-closing adjustments. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million, which includes $1 million for claims previously submitted by the purchaser of Stratford regarding post-closing adjustments.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (3)       Income Taxes

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

           Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $1.9 million and taxes of $0.1 million remains at December 31, 1999. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

           A reconciliation of the provision for income taxes included in the statements of operations and the amount computed by applying the U.S. Federal income tax rate, in thousands, is summarized below:

                                                  Years ended December 31,
                                                  ------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
Expected tax benefit computed
 at U.S. rate                               $   (30,022)   (29,072)   (29,282)
Increase in valuation
 allowance                                       28,882     27,847     32,902
State taxes, net of
 Federal benefit                                ( 3,005)   ( 3,370)   ( 3,411)
Nondeductible interest                            4,213      4,213          -
Other                                           (    68)       382    (   209)
                                                 ------     ------     ------

Total provision for income taxes               $      -          -          -
                                                 ======     ======     ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)        Income Taxes (continued)

           The tax effects of temporary differences as of December 31, in thousands, are as follows:

                                                          1999         1998
                                                          ----         ----
       Deferred tax assets:
        Net operating loss carryforwards                $139,355      109,496
        AMT credit carryforward                            1,480        1,480
        Accounts receivable                                  123          522
        Vacation and holiday pay                              87          333
        Accrued expenses                                     910        2,133
        Interest on merger debentures                      2,688        3,444
        Valuation allowance                             (144,333)    (115,451)
                                                         -------      -------

                                                        $    310        1,957
                                                         =======      =======
      Deferred tax liabilities:

        Property, plant and equipment                   $    310        1,957
                                                         =======      =======

           The valuation allowance for deferred tax assets as of January 1, 1999 and 1998 was $115,451,000 and $126,403,000, respectively. The net changes in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $28,882,000 and a decrease of $10,952,000, respectively.

           At December 31, 1999, the Company's net operating loss carryforwards of approximately $367,111,000 expire in various years through 2019.

           Due to certain changes in the ownership structure of Fairwood's shareholders', Fairwood's net operating losses and other tax attributes may be further limited by the Internal Revenue Code (Code) Sections 382 and 383.

(4)        Long-term Debt

           In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a revolving credit agreement with Court Square Capital Limited ("CSCL"), an affiliated company, (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through December 1999.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)        Long-term Debt (continued)

           The outstanding debt at December 31, was as follows (in thousands):

                                                                  December 31,
                                                                     1999
                                                                   Interest
     Debt                                      1999      1998       Rates
     ----                                    --------  --------   -------
Revolving credit, due 2001                   $376,768   305,855       10%
Senior subordinated debentures, due 2001       80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures, due 2001                 105,853   105,853     15-1/2%
Merger debentures, due 2004                    62,928    62,928     16-7/8%
Mortgage payable, due 2017                          -     2,051      8-1/2%
                                              -------   -------
                                              625,549   556,687
Less current maturities                       168,781   168,826
                                              -------   -------
                                             $456,768   387,861
                                              =======   =======

           All outstanding debt and accrued interest at December 31, 1999, excluding the $62.9 million of outstanding merger debentures plus $55.8 million accrued interest thereon, is payable to CSCL.

           On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $141.9 million on the Fairwood Debentures, which includes $86.1 million due to CSCL, is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 1999.

           Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payments constitute an event of default, which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying consolidated balance sheets.

           The fair market value of the debentures and revolving credit debt cannot be reasonably estimated considering Fairwood's ongoing financial difficulties (Note 11).

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)        Long-term Debt (continued)

           Annual maturities of long-term debt are as follows:

            Years ending December 31,                Amount
            -------------------------                ------
                   2000                             $168,781
                   2001                              456,768
                                                    --------
                                                     625,549

            Less current portion                     168,781
                                                    --------
                                                    $456,768
                                                    ========

           In January 1999, Consolidated Furniture entered into the Eighth Amendment to the Senior Subordinated Debentures due January 4, 1999, which extended the due date to January 3, 2000. In December 1999, Consolidated Furniture entered into the Ninth Amendment to the Senior Subordinated Debentures due January 3, 2000, which extended the due date to January 2, 2001.

           In April 1999, Consolidated Furniture entered into the Twenty-fourth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $366,000,000. In September 1999, Consolidated Furniture entered into the Twenty-fifth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $380,000,000. In December 1999, Consolidated Furniture entered into the Twenty-sixth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $435,000,000. The interest rate under the Credit Agreement is prime plus 1.5 percent, which averaged approximately 9.50 percent for 1999.

           Substantially all of Fairwood's debt instruments restrict the payment of dividends, and the Credit Agreement with CSCL relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. Fairwood plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

(5)        Redeemable Preferred Stock

           The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 1999 and 1998, dividends payable were approximately $505,000 and $407,000, respectively, and were included in accounts payable in the accompanying consolidated balance sheets.

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

           Information with respect to the retirement plans for 1999 and 1998 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, and reconciles amounts recognized in the consolidated balance sheets at December 31, (in thousands):

                                                            1999      1998
                                                            ----      ----
Change in benefit obligations:
  Benefit obligation at beginning of year                 $  4,846    16,901
  Interest cost                                                379     1,131
  Actuarial gain                                           (   196)  (   921)
  Monthly benefits paid                                    (   102)  (   521)
  Lump sum distributions                                   ( 3,504)  ( 4,416)
  Annuity purchase                                               -   ( 7,892)
  Loss recognized due to plan settlement                     1,736       564
                                                            ------    ------

  Benefit obligation at end of year                          3,159     4,846
                                                            ------    ------

Change in plan assets:
  Fair value of plan assets at beginning of year             5,004    14,280
  Actual return on plan assets                             (   276)    3,350
  Employer contributions                                        92       813
  Benefits paid, distributions and annuity purchase        ( 3,606)  (12,829)
  Expenses                                                 (   804)  (   610)
                                                            ------    ------
  Fair value of plan assets at end of year                     410     5,004
                                                            ------    ------

  Funded status                                            ( 2,749)      158
  Unrecognized actuarial (gain) loss                         1,644   (   176)
                                                            ------    ------

Net amount recognized                                     $( 1,105)  (    18)
                                                            ======    ======

Amounts recognized in the consolidated balance
  sheet consist of:
  Accrued benefit liability                                ( 2,749)  (    45)
  Accumulated other comprehensive income                     1,644        27
                                                            -------   ------
Net amount recognized                                    $ ( 1,105)  (    18)
                                                            ======    ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (7)       Employee Benefit Plans (continued)

             Pension expense is summarized, in thousands, as follows:

                                                  Years ended December 31,
                                                  ------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
Components of net periodic benefit cost
  Current service cost                       $        -          -          -
  Interest cost                                     379      1,131      1,111
  Expected return on assets                      (  450)    (2,739)    (2,546)
  Amorization of deferred gain (loss)                14      1,455      1,442
                                                  -----      -----      -----

Net periodic benefit cost (gain)                 (   57)    (  153)         7
Income (loss) recognized due
 to plan settlement                              (1,236)       294          -
                                                  -----      -----      -----

Net pension (income) expense                  $   1,179     (  447)         7
                                                 ======      =====      =====
Assumptions:
  Discount rate                                   8.00%      6.85%      7.00%
  Expected long-term rate of return on assets     9.00%      9.00%      9.00%
  Pay increase                                     N/A        N/A        N/A
  Cost of living                                  3.00%      3.00%      3.00%

           During 1999 and 1998 Fairwood directed the plan to pay lump sum distributions to settle a portion of Fairwood's obligation under the plans. As a result of the settlements, Fairwood recognized a loss of $1,736,000 and $564,000, respectively. Furthermore, on December 29, 1998 Fairwood purchased an annuity contract settling an additional $7,892,000 of the accumulated pension benefit obligation. The discount rate for 1998 was reduced to reflect the actual price of this purchased annuity contract.

           Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

           Barcalounger Retirement Plan

           This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1999, 1998 and 1997, Barcalounger contributions were $154,000, $144,000 and $140,000, respectively.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)        Employee Benefit Plans (continued)

           Barcalounger Savings Plan

           This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 1999, 1998 and 1997, Barcalounger matching contributions were $56,000, $54,000 and $47,000, respectively.

           Barcalounger Executive Deferred Compensation Plan

           An Executive Deferred Compensation Plan effective August 1, 1999, was established by Barcalounger, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. The Plan is intended to be unfunded and amounts of contributions shall be determined at the sole discretion of the Board of Directors of Furniture Comfort. For the year ended December 31, 1999, Barcalounger designated contributions of $80,000 to the plan.

           Stratford Retirement Plan

           This non-contributory plan is designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions are based on individual participant's earnings and length of service. For the years ended December 31, 1999, 1998 and 1997 Stratford contributions were $0, $600,000 and $585,000, respectively.

           Consolidated Furniture also sponsors an investment plan. This investment plan is a defined contribution plan covering all employees of Consolidated Furniture and its subsidiaries, who have a minimum of one year of service. For the years ended December 31, 1999, 1998 and 1997, Consolidated Furniture contributions were $2,000, $2,000 and $2,000, respectively.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)        Related party transactions

           Through June 3, 1999, (see note 2) Stratford provided new product development and selling activities to Simmons, an affiliate. As a result of this Agreement, Stratford recognized approximately $14 million and $7 million of revenue in 1999 and 1998, respectively, from the manufacture and supply of product and was reimbursed by Simmons approximately $250,000 and $600,000 for new product development and approximately $1.2 million and $2.7 million, respectively, for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying consolidated statements of operations. Also, in 1999 and 1998, Stratford recognized as a reduction in general and administrative expenses, approximately $1.4 million and $2.2 million of reimbursements for general and administrative expenses. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying consolidated statements of operations. At December 31, 1998, approximately $4,089,000 was due from Simmons under this Agreement. Under a separate agreement, Simmons owed Stratford $500,000 at December 31, 1998, which was repaid in 1999.

(9)        Rental Commitments

           The Company and its subsidiaries lease certain manufacturing, showroom and warehousing facilities under various operating leases.

           Future minimum lease payments at December 31, 1999 under all non-cancelable operating leases are as follows (In thousands):

               Years ending December 31,                Amount
               -------------------------                ------
                        2000                              $290
                        2001                               142
                        2002                               142
                        2003                               142
                        2004                               142
                                                          ----

                                                          $858
                                                          ====

           It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)        Rental Commitments (continued)

           Rental expense is summarized, in thousands, as follows:


                                            Years ended December 31,
                                          ----------------------------
                                            1999       1998       1997
                                          --------   --------   ------
           Minimum Rentals
            (including cancel-
            able leases)                 $    991      1,998      2,227
           Sublease rentals               (   109)   (   262)   (   254)
                                           ------     ------     ------

                                         $    882      1,736      1,973
                                           ======     ======     ======

(10)       Contingencies

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

           There are other contingent liabilities at December 31, 1999 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except as otherwise disclosed in these consolidated financial statements, is not material in relation to the consolidated financial position of the Company.

(11)       Liquidity

           As discussed in Note 4, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on April 1, 1995 and each semi-annual interest payment date thereafter and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets other than the common stock of Consolidated Furniture, and Consolidated Furniture and its primary operating subsidiary have pledged substantially all of their assets to collateralize their obligations under the Credit Agreement. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. Certain instruments related to the Credit Agreement have been amended at various times through December 1999.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)       Liquidity (continued)

           Throughout portions of 1999, 1998, and 1997, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. During this period, Consolidated Furniture funded its interest obligations under the Credit Agreement through increased borrowings from CSCL under such Agreement.

           Consolidated Furniture is dependent upon Court Square Capital Limited ("CSCL") for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 1999 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults thereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

           However, cash flows from Barcalounger and its parent companies, Furniture Comfort and Consolidated Furniture, will not be sufficient to permit the Company to make cash interest payments on Fairwood's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required since 1995, see note 4, and is expected to fail to make any future cash interest payments, the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)       Liquidity (continued)

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

           Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. It is possible that the Bondholders will take a further appeal of the District Court's ruling. Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business. In the event that the Bondholders do not take a further appeal of the District Court's order, Fairwood expects to file a plan of reorganization in the near term.

(12)       Flood damage

           In September 1999, Barcalounger Division, the only remaining operating division of Furniture Comfort, incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Barcalounger lost sales as a result of its Rocky Mount, North Carolina plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)       Segment Reporting

           In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires Fairwood to present certain information about each identified segment that exceeds certain quantitative thresholds for revenue, profit or loss, and assets.

           Prior to the sale of Stratford, Fairwood's reportable segments were strategic business units that offer different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

           Stratford Division:

           On June 3, 1999, Furniture Comfort sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities (see note 2). Stratford had targeted a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sold mainly to large national retail furniture and department stores and has strong brand recognition.

           Barcalounger Division:

           Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores and department stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products.

           The required segment financial information, in thousands, for the years ending December 31, are as follows:

      1999               Stratford     Barcalounger    Corporate     Eliminations      Totals
      ----               ---------     ------------    ---------     ------------    --------
Revenues from external
 customers               $  49,971     $     50,101    $       -     $          -    $  100,072
Intersegment income            650                -            -       (      650)            -
Interest income                 75              169           51                -           295
Interest expense             1,530               26       75,035                -        76,591
Depreciation and
 amortization                  847              324            -                -         1,171
Segment profit (loss)     ( 14,198)           3,721*    ( 77,823)               -      ( 88,300)
Segment assets               1,066           20,633        1,640                -        23,339
Expenditures for
 segment assets                218              262            -                -           480


* - includes loss from flood of $461.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)       Segment Reporting (continued)


       1998              Stratford     Barcalounger    Corporate     Eliminations      Totals
       ----              ---------     ------------    ---------     ------------    --------
Revenues from external
 customers              $   99,436     $     54,738    $       -     $          -    $  154,174
Intersegment income          2,184                -            -       (    2,184)            -
Interest income                 98                -           52                -           150
Interest expense             2,968               22       68,873                -        71,863
Depreciation and
 amortization                1,570              300            -                -         1,870
Segment profit (loss)     ( 19,346)           4,353     ( 70,512)               -       (85,505)
Segment assets              35,816           19,281        3,066                -        58,163
Expenditures for
 segment assets              1,124              247            -                -         1,371



      1997               Stratford     Barcalounger    Corporate     Eliminations      Totals
      ----               ---------     ------------    ---------     ------------    --------
Revenues from external
 customers               $  98,432     $     49,681    $       -     $          -    $  148,113
Intersegment income          2,181                -            -       (    2,181)            -
Interest income                  -               23           88                -           111
Interest expense             1,764              169       63,614                -        65,547
Depreciation and
 amortization                1,616              270            -                -         1,886
Segment profit (loss)     ( 24,114)           3,559     ( 65,569)               -      ( 86,124)
Segment assets              36,998           16,927        2,840                -        56,765
Expenditures for
 segment assets              2,671              339            -                -         3,010


           Geographical information

           Revenues

                                               1999       1998       1997
                                             --------   --------   ------
      United States                         $  98,319    151,017    144,864
      Canada                                      972      1,301      1,470
      Other                                       781      1,856      1,779
                                              -------    -------    -------

                                            $ 100,072    154,174    148,113
                                              =======    =======    =======

           Long-lived
             Assets - United States         $   2,942     12,494     13,001
           ------------------------           =======    =======    =======

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

                             Director     Position and Principal Occupation or
       Name              Age   Since       Employment Held During Last 5 Years
       ----              --- --------     ------------------------------------
John B. Sganga            68   1990       Chief  Financial  Officer, Executive
                                          Vice  President and Treasurer since
                                          September 1989. Mr. Sganga has also
                                          been, inter alia, Chief Financial Officer,
                                          Executive Vice President, Controller
                                          and Treasurer of Consolidated Furniture
                                          and Vice President and Treasurer of each
                                          of Consolidated Furniture's subsidiaries
                                          since September 1989. Mr. Sganga has been
                                          a director of Consolidated Furniture and
                                          Furniture Comfort Corporation since
                                          February 1990.


M. Saleem Muqaddam        52   1992       Vice  President, CVCL, an  affiliate
                                          of the Company, since 1989.  Mr. Mugaddam
                                          is also vice president of CSCL, an affiliate
                                          of CVCL. Previously, Mr. Muqaddam spent 16 years
                                          with Citibank, N.A., an affiliate of the Company,
                                          in senior managerial positions.  Mr. Muqaddam
                                          is also a director of Consolidated Furniture,
                                          Futorian, Chromcraft Revington, Inc., Pamida
                                          Holdings, Inc., and Plantronics, Inc.

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

       The following is the president of Furniture Comfort Corporation and may be deemed to be an executive officer of the Company as of December 31, 1999:

                                                            Date Assumed
       Name              Age           Position               Position
       ----              ---           --------               --------

Wayne T. Stephens         49     President and Chief         February 1999
                                 Executive Officer
                                 Furniture Comfort Corporation

       There are no family relationships among any of the Company's directors or officers.

       The following is a brief account of the business experience during the past five years of Mr. Stephens:

       In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies. In April 1993, Mr. Stephens became a direct consultant to the Company and in January 1994 an employee of Barcalounger. In February 1999, Mr. Stephens was named President and Chief Executive Officer of Furniture Comfort Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

       Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table


Name and                       Annual Compensation
Principal                      -------------------       All Other
Position             Year      Salary        Bonus       Compensation
---------            ----      ------        -----       ------------
John B. Sganga       1999     $150,000    $        -     $  7,500 (1)
Executive VP         1998      150,000             -        7,500 (1)
 and CFO             1997      150,000             -        7,500 (1)

Wayne T. Stephens    1999      194,418       169,519       24,703 (2)
President & CEO      1998      185,000       232,712        4,211 (2)
Furniture Comfort    1997      185,000       217,375        1,910 (2)
Corporation

Lawrence Adelman (3) 1999       45,833             -            -
Stratford            1998      275,000             -            -
                     1997      170,994             -            -

Gary L. Parks (4)    1997      154,641             -       39,409 (5)
Stratford



(1) 1999, 1998 and 1997 amounts represent Consolidated Furniture contributions to the investment plan of $1,500 and an automobile allowance of $6,000.

(2) 1999 amount represents company contributions to the investment plan of $3,203, $20,000 set aside in an unfunded deferred compensation plan and $1,500 for the value of the use of a company vehicle. 1998 amount represents company contributions to the investment plan of $3,018 and $1,193 for the value of the use of a company vehicle. 1997 amount represents company contributions to the investment plan of $705 and $1,205 for the value of the use of a company vehicle.

(3) Effective February 25, 1999, Mr. Adelman resigned as President and Chief Executive Officer at Furniture Comfort Corporation.

(4) Effective October 17, 1997, Mr. Parks resigned as Chief Operating Officer of Stratford, a division of Furniture Comfort Corporation.

(5) 1997 amount represents $37,119 for severance pay and $2,290 for the use of a company vehicle.

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

Salaried Investment Plan

       Officers of Consolidated Furniture are eligible to participate in its Tax-qualified Investment Plan for Salaried and Hourly Employees. Directors who are not officers are not eligible. Consolidated Furniture may, but is not obligated to, contribute up to 100% of any savings of a participant not exceeding 4% of salary.

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

       During 1999, 1998 and 1997, such contributions for Mr. Sganga were $1,500, $1,500 and $1,500, respectively. The Company contribution for Mr. Stephens was $3,203, $3,018 and $705 in 1999, 1998 and 1997, respectively.

Incentive Plan

       Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 1999 Plan Year were $388,079, including awards of $169,519 for Mr. Stephens. Total awards made for the 1998 Plan Year were $588,563 including awards of $232,712 for Mr. Stephens. Total awards made for the 1997 Plan Year were $483,528, including awards of $217,375 for Mr. Stephens.

Executive Deferred Compensation Plan

       An Executive Deferred Compensation Plan effective August 1, 1999, was established by The Barcalounger Company, a division of Furniture Comfort Corporation, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. Total amounts designated for the 1999 was $80,000, including $20,000 for Mr. Stephens.

Directors' Compensation

       As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1997, 1998 or 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

       Fairwood's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 29, 2000, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

                                                    Percentage of
                              Number of       Outstanding Shares   Percentage
Name and Address         Shares of Company's      of Company's         of
of Beneficial Owner         Common Stock         Common Stock     Voting Power
-------------------      -------------------  ------------------  ------------
Citicorp Venture Capital      1,000,100             99.98%            60%
  Ltd. *
  399 Park Avenue
  New York, NY  10043
Thomas F. Creamer                   100              0.01%            20%
  C/O Fairwood Corporation
  1201 Orange Street
  Wilmington, Delaware 19801
Anthony C. Howkins                  100              0.01%            20%
  C/O Fairwood Corporation
  1201 Orange Street
  Wilmington, Delaware 19801
John B. Sganga                        -              0.00%             0%
  C/O Fairwood Corporation
  1201 Orange Street
  Wilmington, Delaware 19801
M. Saleem Muqaddam**          1,000,100             99.98%            60%
  C/O Citicorp Venture
    Capital Ltd.
  399 Park Avenue
  New York, NY  10043


----------

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that

CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Small Business Administration has extended the December 31, 1997 conversion date to December 31, 2000. The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citigroup and is an affiliate of CSCL.

** Mr. Muqaddam disclaims beneficial ownership of these shares owned of record by CVCL which are attributed to him by reason of his status as an officer of CVCL.

Ownership by Directors and Officers

       As of February 29, 2000, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 1999 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 1999 and at December 31, 1999, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $562.6 million. See Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 1999 the Company borrowed approximately $70.9 million from CSCL and made no payments to CSCL. During 2000 it is anticipated that approximately $57.0 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.

       399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly Simmons Holding Corporation)("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam is a vice president of CVCL and a director of Furnishings, Simmons and the Company. Stratford and Simmons were parties to a Manufacturing Agreement dated as of November 29, 1995 (the "Agreement"). Under this Agreement, Stratford had agreed to manufacture product for and supply product on behalf of Simmons for a term of one year, subject to automatic annual renewals, unless terminated by either party. (See Note 8 to the Company's Consolidated Financial Statements set forth in Item 8).

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1.  Financial Statements                                              Page
         --------------------                                              ----

         The following financial statements and supplementary data are included in Part II, Item 8:
         Independent Auditors' Report...................................    16
         Consolidated Balance Sheets at December 31, 1999 and 1998......    17
         Consolidated Statements of Operations for the Years ended
           December 31, 1999, 1998 and 1997.............................    18
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 1999, 1998 and 1997.........    19
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 1999, 1998 and 1997.............................     20
         Notes to Consolidated Financial Statements ...................   21-36







     2.  Financial Statement Schedule

         For the three years ended December 31, 1999:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves...................................   49



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

       (4.55) Twenty-first Amendment, dated as of February 1, 1998, to Credit
              Agreement, (incorporated by reference to Exhibit 4.55 of the 1998 Form 10-K).

       (4.56) Twenty-second Amendment, dated as of September 30, 1998, to Credit
              Agreement, (incorporated by reference to Exhibit 4.56 of the 1998 Form 10-K).

       (4.57) Twenty-third Amendment, dated as of December 15, 1998, to Credit
              Agreement, (incorporated by reference to Exhibit 4.57 of the 1998 Form 10-K).

       (4.58) Eighth Amendment, dated as of January 4, 1999, to the Senior
              Subordinated Debentures, (incorporated by reference to Exhibit
              4.58 of the 1998 Form 10-K).

       (4.59) Twenty-fourth Amendment, dated as of April 2, 1999, to Credit
              Agreement.

       (4.60) Twenty-fifth Amendment, dated as of September 30, 1999, to Credit
              Agreement.

       (4.61) Twenty-sixth Amendment, dated as of December 29, 1999, to Credit
              Agreement.

       (4.62) Ninth Amendment, dated as of December 29, 1999, to the Senior
              Subordinated Debentures.

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

       (10.5) Real Estate Purchase Agreement, dated September 15, 1997, between
              Furniture Comfort Corporation and American National Bank and Trust Company, not personally, but solely as Trustee under Trust Agreement dated July 17, 1978, and known as Trust No. 43449 (incorporated by reference to Exhibit 10.5 of the 1998 Form 10-K).

       (10.6) Agreement for Purchase and Sale of Assets among Furniture Comfort
              Corporation, Consolidated Furniture Corporation, Vanguard, L.L.C., Heath Furnishings, L.L.C., Stratford Upholstery, L.L.C., Simmons Upholstery, L.L.C., Western Upholstery Company, L.L.C., and Vanguard Properties II, L.L.C. dated June 3, 1999, (incorporated by reference to Exhibit 1.1 of the June 3, 1999 Form 8-K).



       (21.1) List of Subsidiaries of the Registrant.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.

(b)    Reports on Form 8-K

       A report of Form 8-K was filed on October 6 regarding the Barcalounger Division, an indirect division of Fairwood, incurring substantial damage due to the floods caused by the heavy rains as a result of hurricane Floyd.

                                                                     Schedule II

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 1999, 1998 and 1997
                                 (In Thousands)


                             Balance at    Additions    Deductions    Balance
                             beginning     charged to      from      at close
       Description           of period      earnings     reserves    of period
       -----------           ----------    -----------  ----------   ---------

Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          1999

Allowance for discounts      $     71          123          169           25
Allowance for doubtful
 accounts                       1,246          197        1,143          300
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,317          320        1,312 (1)      325
                               ======       ======       ======       ======



          1998

Allowance for discounts      $     51          398          378           71
Allowance for doubtful
 accounts                       4,165      (   544)       2,373        1,246
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------       ------
                             $  4,216      (   146)       2,751        1,317
                               ======       ======       ======       ======




          1997

Allowance for discounts      $     79          408          436           51
Allowance for doubtful
 accounts                       1,487        3,244          566        4,165
Allowance for estimated
 loss on claims                     -            -            -            -
                               ------       ------       ------        -----
                             $  1,566        3,652        1,002        4,216
                               ======       ======       ======       ======





(1) -  Primarily the result of the sale of the Stratford Division's net assets.

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

                                       FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        ------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   April 14, 2000
                                        ------------------------







       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



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

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2000 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title




/s/ M. Saleem Muqaddam                           Director
--------------------------------
M. Saleem Muqaddam