Form 10-Q
period 2000-04-01
FAIRWOOD CORP
filed 2000-05-16
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000
                  --------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    ----------

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

                                                       Outstanding at
          Class                                        April 1, 2000
          -----                                    -----------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     -----------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 -----------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                            April 1,       December 31,
                           Assets                             2000             1999
                           ------                         ------------     ------------
                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                                  $   3,257            5,135
                                                              --------         --------

  Trade accounts receivable                                      8,716            8,455
  Less allowance for discounts and doubtful accounts               345              325
                                                              --------         --------

                                                                 8,371            8,130
                                                              --------         --------

  Inventories                                                    8,872            6,841

  Prepaid expenses and other current assets                        458              166
                                                              --------         --------


               Total current assets                             20,958           20,272
                                                              --------         --------



Property, plant and equipment, at cost                           8,176            8,127
  Less accumulated depreciation and amortization                 5,275            5,185
                                                              --------         --------

                                                                 2,901            2,942
                                                              --------         --------


Other assets                                                        40              125
                                                              --------         --------



                                                             $  23,899           23,339
                                                              ========         ========


                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                             April 1,     December 31,
                 Liabilities and Deficit                      2000            1999
                 -----------------------                  ------------    -----------
                                                          (Unaudited)
Current Liabilities:
  Current maturities of long-term debt:
    Revolving credit                                          $393,514              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
  Accrued interest                                             150,694        147,490
  Accounts payable                                               2,837          3,015
  Accrued expenses                                               3,730          3,611
  Federal and state income taxes                                   133            133
                                                              --------       --------

               Total current liabilities                       799,689        323,030
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        376,768
  Senior subordinated debentures                                     -         80,000
                                                              --------       --------

                                                                     -        456,768
                                                              --------       --------
Other liabilities                                                3,035          2,771
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive loss                       (   1,644)     (   1,644)
  Accumulated deficit                                        ( 833,229)     ( 813,634)
                                                              --------       --------

                                                             ( 778,925)     ( 759,330)
                                                              --------       --------


                                                            $   23,899         23,339
                                                              ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)



                                                                     Three Months Ended
                                                                   -----------------------

                                                                   April 1,       April 3,
                                                                     2000           1999
                                                                   --------       --------
Net sales                                                         $  13,463         44,851
                                                                    -------        -------


Cost of sales                                                        10,675         41,990

Selling, administrative and
  general expenses                                                    2,381          5,752
                                                                    -------        -------


                                                                     13,056         47,742
                                                                    -------       --------
Operating income (loss)                                                 407       (  2,891)


Interest income                                                          46              7


Interest on indebtedness                                           ( 20,021)      ( 18,267)


Other income, net                                                         -             14
                                                                    -------        -------


Loss before income taxes                                           ( 19,568)      ( 21,137)


Provision for income taxes                                                -              -
                                                                    -------        -------


Net loss                                                          $( 19,568)      ( 21,137)
                                                                    =======        =======



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                   Three Months Ended
                                                                  ----------------------

                                                                  April 1,      April 3,
                                                                    2000          1999
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 19,568)     ( 21,137)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     90           444
      Gain on disposal of property and equipment                         -      (     14)
      Changes in assets and liabilities:
        Accounts receivable                                       (    241)        2,575
        Inventories                                               (  2,031)     (  3,309)
        Prepaid expenses and other current assets                 (    292)     (    303)
        Accounts payable                                          (    205)        1,889
        Accrued expenses and interest                                3,323         6,555
        Other, net                                                     349           173
                                                                   -------       -------
Cash used in operating activities                                 ( 18,575)     ( 13,127)
                                                                   -------       -------

Cash flows from investing activities:
  Disposition of property and equipment                                  -            14
  Capital expenditures                                            (     49)     (     61)
                                                                   -------       -------
Cash used in investing activities                                 (     49)     (     47)
                                                                   -------       -------

Cash flows from financing activities:
  Overdraft                                                              -      (    352)
  Proceeds (payments) from line of credit
   and term loan facility, net                                           -      (  1,124)
  Repayments of long-term debt                                           -      (     11)
  Proceeds from revolving credit                                    16,746        14,175
                                                                   -------       -------
Cash provided by financing activities                               16,746        12,688
                                                                   -------       -------
Decrease in cash and cash equivalents                             (  1,878)     (    486)
Cash and cash equivalents:
  Beginning of period                                                5,135         2,165
                                                                   -------       -------
  End of period                                                  $   3,257         1,679
                                                                   =======       =======

Supplemental schedule of cash flow information
Cash paid during period for:
  Interest                                                       $  16,752        14,867


Supplemental schedule of noncash operating and financing activities
In the three month periods ended April 1, 2000 and April 3, 1999 the Company recognized $27 thousand and $23 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended April 1, 2000 and April 3, 1999, and the financial position at April 1, 2000 and December 31, 1999. The results of operations for the three-month periods ended April 1, 2000 and April 3, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 1999 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Furniture Comfort Corporation ("Furniture Comfort", formerly Futorian Furnishings, Inc.), whose operating division, Barcalounger Division ("Barcalounger") manufactures motion upholstered residential furniture.

       On June 3, 1999, Furniture Comfort, Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division. The proceeds from the sale were used to pay-down Furniture Comfort's revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including its office and showroom in Bannockburn, Illinois and the assignment of leases for certain othermanufacturing and showroom facilities.

3. Fairwood's comprehensive loss includes a minimum pension liability, which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statement of operations.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           April 1, 2000    December 31, 1999
                                           -------------    -----------------
                                            (Unaudited)
        Raw materials                        $ 5,705              4,486
        In process                             2,035              2,144
        Finished goods                         2,533              1,612
                                              ------             ------
        Inventories at
          first-in, first out                 10,273              8,242
        LIFO reserve                           1,401              1,401
                                              ------             ------
        Inventories at LIFO                  $ 8,872              6,841
                                              ======             ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


5. In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service ("IRS") arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $1.9 million and taxes of $0.1 million remains at April 1, 2000. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

       With the exception of adjustments resulting from the IRS settlement, no provision for Federal income taxes has been provided during the three months ended April 1, 2000 and April 3, 1999, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.


6. On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $148.6 million on the Fairwood Debentures, which includes $90.2 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of April 1, 2000. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

       Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


       District Court entered an Order affirming the Bankruptcy Court's decision in all respects. By notice dated April 11, 2000, the Bondholder's have appealed the District Court's decision to the Second Circuit Court of Appeals. During the pendency of the appeal, Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business. Based on uncertainties involved with respect to these matters, Fairwood continues to accrue interest on the Fairwood debentures. The Fairwood debentures and related accrued interest are liabilities subject to compromise.

7. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL (the "Credit Agreement") and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of April 1, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

       Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 1, 2000.


8. Until June 3, 1999 Stratford provided new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford was reimbursed by Simmons approximately $150,000 for product development and approximately $729,000 for selling expenses in the three months ended April 3, 1999. Also in the three months ended April 3, 1999 Stratford recognized as a reduction in general and administrative expenses, approximately $850,000 of reimbursements for general and administrative expenses.


9. Prior to the sale of Stratford, Fairwood's reportable segments were strategic business units that offer different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


         The segment financial information, in thousands, is as follows:




                        Three months ended April 1, 2000
                        --------------------------------
                                   (unaudited)

                             Stratford     Barcalounger    Corporate     Eliminations      Totals
                             ---------     ------------    ---------     ------------      ------
Revenues from external
 customers                  $        -     $     13,463    $       -     $          -    $   13,463
Interest expense, net                -          (    22)      19,997                -        19,975
Segment profit (loss)                -            1,065     ( 20,633)               -      ( 19,568)


                        Three months ended April 3, 1999
                        --------------------------------
                                   (unaudited)

                             Stratford     Barcalounger    Corporate     Eliminations      Totals
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

Item 2.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimated," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Liquidity and Capital Resources

At April 1, 2000, the Company had long-term debt of approximately $642.3 million, all of which is classified as current liabilities and approximately $579.4 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $625.5 million at December 31, 1999, of which $168.8 million was current and approximately $562.6 million was owed to CSCL. Accrued interest on long-term debt was approximately $150.7 million and $147.5 million at April 1, 2000 and December 31, 1999, respectively. Approximately $90.2 million and $89.7 million of the accrued interest was owed to CSCL at April 1, 2000 and December 31, 1999, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries will not for the foreseeable future to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are collateralized by Fairwood's pledge of its interest in Consolidated Furniture's stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures.

However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL (the "Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort Corporation ("Furniture Comfort", formerly Futorian Furnishings, Inc.), which has operations that it conducts through its one remaining operating division, Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Furniture Comfort is not an obligor on the Fairwood Debentures.

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $148.6 million on the Fairwood Debentures, which includes $90.2 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of April 1, 2000.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. By notice dated April 11, 2000, the Bondholder's have appealed the District Court's decision to the Second Circuit Court of Appeals. During the pendency of the appeal, Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 1, 2000.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1999 and the first quarter of 2000, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first three months of 2000 were approximately $16.7 million. There were no principal repayments to CSCL during the first three months of 2000. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 2000.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 1, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's consolidated financial statements as of December 31, 1999 included in Fairwood's Form 10-K, and footnote 5 to Fairwood's unaudited condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended April 1, 2000 Versus Three Months Ended April 3, 1999

The following discussion presents the material changes in results of operations which have occurred in the first quarter of 2000 in comparison to the same period in 1999. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $13.5 million in the first quarter of 2000, a decrease of 70.0% from last year's first quarter consolidated net sales of approximately $44.9 million. Cost of sales on a consolidated basis decreased 74.5% in the first quarter of 2000 to $10.7 million, or 79.3% of net sales, as compared to $42.0 million, or 93.5% of net sales, in 1999. These sales and cost of sales decreases were impacted largely by the sale of Stratford. The decrease in cost of sales as a percentage of net sales was primarily the result of the elimination of lower margin Stratford sales.

First quarter 2000 net sales by Barcalounger decreased 6.3% to approximately $13.5 million as compared to $14.4 million in 1999. This decrease in sales reflects an increase of 4.0% in the average selling prices and a decrease in sales volume of 10.1% in the first quarter of 2000 versus 1999. The increase in average selling price is the result of an increase in the product mix of more expensive and higher-grade leather products. The decrease in sales volume was primarily attributable to the loss of five days production and shipping because of unseasonable snow and ice, which negatively impacted the ability of the plant to manufacture products due to employee absences. Barcalounger's cost of sales decreased to 79.3% of net sales in the first quarter of 1999, as compared to 79.8% of net sales for the first quarter of 1998, as a result of lower costs associated with certain raw materials.

Consolidated selling, administrative and general expenses for the first quarters of 2000 and 1999 were approximately $2.4 million and $5.8 million, respectively, representing a decrease of 58.6%. This decrease is due primarily to the June 3, 1999 sale of the Stratford division.

Interest expense, was approximately $20.0 million and $18.3 million for the first quarters of 2000 and 1999, respectively, an increase of approximately 9.3%. The increase was primarily due to increased borrowings on the Credit Agreement.

No income taxes have been provided in the first quarters of 2000 and 1999, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's consolidated financial statements as of December 31, 1999 included in the Company's Form 10-K, and footnote 5 to the Company's unaudited condensed consolidated financial statements included herein.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 1999 for a description of pending legal action.

         There are certain legal proceedings arising out of the normal course of business, the financial risk of which are not considered material in relation to the consolidated financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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





Date:  May 16, 2000