Form 10-Q
period 2000-07-01
FAIRWOOD CORP
filed 2000-08-15
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000
                   -------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Outstanding at
          Class                                         July 1, 2000
          -----                                    ----------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     ----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 ----------------------

                               FAIRWOOD CORPORATION AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets
                                      (Dollars in thousands)



                                                               July 1,       December 31,
                           Assets                               2000             1999
                           ------                           ------------     ------------
                                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                                  $   2,048            5,135
                                                              --------         --------

  Trade accounts receivable                                      9,882            8,455
  Less allowance for discounts and doubtful accounts               313              325
                                                              --------         --------

                                                                 9,569            8,130
                                                              --------         --------

  Inventories                                                    8,546            6,841

  Prepaid expenses and other current assets                        245              166
                                                              --------         --------


               Total current assets                             20,408           20,272
                                                              --------         --------



Property, plant and equipment, at cost                           8,224            8,127
  Less accumulated depreciation and amortization                 5,374            5,185
                                                              --------         --------

                                                                 2,850            2,942
                                                              --------         --------



Other assets                                                        40              125
                                                              --------         --------



                                                             $  23,298           23,339
                                                              ========         ========


                                                                     (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                            July 1,       December 31,
                 Liabilities and Deficit                     2000             1999
                 -----------------------                  ------------    -----------
                                                           (Unaudited)
Current Liabilities:
  Current maturities of long-term debt:
    Revolving credit                                          $399,949              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
  Accrued interest                                             162,709        147,490
  Accounts payable                                               2,952          3,015
  Due to affiliate                                               4,032          4,032
  Accrued expenses                                               2,436          3,611
  Federal and state income taxes                                   133            133
                                                              --------       --------

               Total current liabilities                       820,992        327,062
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        372,736
  Senior subordinated debentures                                     -         80,000
                                                              --------       --------

                                                                     -        452,736
                                                              --------       --------

Other liabilities                                                3,335          2,771
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive loss                       (   1,644)     (   1,644)
  Accumulated deficit                                        ( 855,433)     ( 813,634)
                                                              --------       --------

                                                             ( 801,129)     ( 759,330)
                                                              --------       --------


                                                            $   23,298         23,339
                                                              ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                    Three Months Ended                 Six Months Ended
                                  -----------------------          ------------------------


                                   July 1,        July 3,           July 1,        July 3,
                                    2000           1999              2000           1999
                                  --------       --------          --------       ---------

Net sales                        $  15,047         33,106            28,510         77,957
                                   -------        -------           -------        -------

Cost of sales                       12,113         32,018            22,788         74,008

Selling, administrative and
  general expenses                   2,572          4,602             4,953         10,354
                                   -------        -------           -------        -------

                                    14,685         36,620            27,741         84,362
                                   -------        -------           -------        -------

Operating income (loss)                362       (  3,514)              769       (  6,405)

Interest income                         31             19                77             26

Interest on indebtedness          ( 22,555)      ( 18,715)         ( 42,576)      ( 36,982)

Loss on sale of Stratford
 Division                                -       (    967)                -       (    967)

Other income (expenses), net      (     14)            88          (     14)           102
                                   -------        -------           -------        --------


Loss before income taxes          ( 22,176)      ( 23,089)         ( 41,744)      ( 44,226)


Provision for income taxes               -              -                 -              -
                                   -------        -------           -------        -------


Net loss                         $( 22,176)      ( 23,089)         ( 41,744)      ( 44,226)
                                   =======        =======           =======        =======



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Six Months Ended
                                                                 -----------------------

                                                                   July 1,       July 3,
                                                                    2000          1999
                                                                  --------      --------
Cash flows from operating activities:
  Net loss                                                       $( 41,744)     ( 44,226)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                    189           956
      Gain on disposal of property, plant and equipment                  -      (     21)
      Loss on disposal of Stratford Division                             -           967
      Changes in assets and liabilities, net of disposition:
        Accounts receivable                                       (  1,439)        4,838
        Inventories                                               (  1,705)     (  1,247)
        Prepaid expenses and other current assets                 (     79)          285
        Accounts payable                                          (    118)        4,504
        Accrued expenses                                            14,044        14,372
        Federal and state income taxes                                   -      (  4,493)
        Due to affiliate                                                 -         1,073
        Other, net                                                     649           270
                                                                   --------      -------
Cash used - operating activities                                  ( 30,203)     ( 22,722)
                                                                   -------       -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                           -            21
  Disposition of Stratford Division                                      -        14,047
  Capital expenditures                                            (     97)     (    404)
  Advances to affiliate                                                  -           500
                                                                   -------       -------
Cash provided (used) - investing activities                       (     97)       14,164
                                                                   -------       -------

Cash flows from financing activities:
  (Repayments) borrowings - overdraft                                    -      (  2,212)
  Proceeds from revolving credit                                    27,213        45,945
  Repayment of long-term debt                                            -      (     18)
  (Repayment of) proceeds from credit line, net                          -      ( 27,480)
                                                                   -------       -------
Cash provided - financing activities                                27,213        16,235
                                                                   -------       -------

Increase (decrease) in cash and cash equivalents                  (  3,087)        7,677
Cash and cash equivalents:
  Beginning of period                                                5,135         2,165
                                                                   -------       -------
  End of period                                                  $   2,048         9,842
                                                                   =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                       $  27,188        21,639
  Income tax payments, net                                               -         4,493

Supplemental schedule of noncash operating and financing activities In the six month periods ending July 1, 2000 and July 3, 1999 the Company recognized $55 thousand and $47 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results of operations for the three and six months ended July 1, 2000 and July 3, 1999, the financial position at July 1, 2000 and December 31, 1999 and the cash flows for the six months ended July 1, 2000 and July 3, 1999. The results of operations for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made for 1999 amounts to conform to the 2000 presentations.

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

3. Fairwood's comprehensive loss includes a minimum pension liability on its subsidiaries retirement plan, which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statements of operations.

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

                                           July 1, 2000     December 31, 1999
                                           ------------     -----------------
                                            (Unaudited)

        Raw materials                        $ 4,821              4,486
        In process                             2,207              2,144
        Finished goods                         2,827              1,612
                                              ------             ------
        Inventories at
          first-in, first out                  9,855              8,242
        LIFO reserve                           1,309              1,401
                                              ------             ------
        Inventories at LIFO                  $ 8,546              6,841
                                              ======             ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


5. In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service ("IRS") arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $3.6 million and taxes of $0.1 million remains at July 1, 2000. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

      With the exception of adjustments resulting from the IRS settlement, no provision for Federal income taxes has been provided during the six months ended July 1, 2000 and July 3, 1999, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6. On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $155.4 million on the Fairwood Debentures, which includes $94.3 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of July 1, 2000. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

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

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

      During the pendency of the appeal, Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business.

      Based on uncertainties involved with respect to these matters, Fairwood continues to accrue interest on the Fairwood Debentures. The Fairwood Debentures and related accrued interest are liabilities subject to compromise.

7. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL (the "Credit Agreement") and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of July 1, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

      Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 1, 2000.

8. Until June 3, 1999 Stratford provided new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $0.1 million for the period April 4, 1999 through June 3, 1999 and approximately $0.3 million for the period January 1, 1999 through June 3, 1999. Stratford was also reimbursed approximately $0.5 million and $1.2 million in selling expenses for the period April 4, 1999 through June 3, 1999 and the period January 1, 1999 through June 3, 1999, respectively. Also for the period April 4, 1999 through June 3, 1999 and the period January 1, 1999 through June 3, 1999, respectively, Stratford recognized approximately $.6 million and $1.4 million of reimbursements for general and administrative expenses.

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

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


      The segment financial information, in thousands, is as follows:

                                   Six months ended July 1, 2000
                                   -----------------------------
                                           (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $        -     $     28,510    $       -     $          -    $   28,510
Interest expense
 (income), net                   -         (     31)      42,530                -        42,499
Segment profit (loss)            -            2,371     ( 44,115)               -      ( 41,744)


                                   Six months ended July 3, 1999
                                   -----------------------------
                                           (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $   49,739     $     28,218    $       -     $          -    $   77,957
Intersegment income            882                -            -       (      882)            -
Interest expense, net        1,464               17       35,475                -        36,956
Segment profit (loss)     ( 10,320)           2,352     ( 36,258)               -      ( 44,226)


                                  Three months ended July 1, 2000
                                  -------------------------------
                                           (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $        -     $     15,047    $       -     $          -    $   15,047
Interest expense
 (income), net                   -         (      9)      22,533                -        22,524
Segment profit (loss)            -            1,306     ( 23,482)               -      ( 22,176)


                                  Three months ended July 3, 1999
                                  -------------------------------
                                           (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $   19,240     $     13,866    $       -     $          -    $   33,106
Intersegment income            336                -            -       (      336)            -
Interest expense, net          780               10       17,906                -        18,696
Segment profit (loss)     (  5,739)           1,188     ( 18,538)               -      ( 23,089)

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


Liquidity and Capital Resources

At July 1, 2000, the Company had long-term debt of approximately $648.7 million, all of which is classified as current liabilities and of which approximately $585.8 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $625.5 million at December 31, 1999, of which $168.8 million was current and approximately $562.6 million was owed to CSCL. Accrued interest on long-term debt was approximately $162.7 million and $147.5 million at July 1, 2000 and December 31, 1999, respectively. Approximately $98.1 million and $89.7 million of the accrued interest was owed to CSCL at July 1, 2000 and December 31, 1999, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

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

However, Consolidated Furniture is an obligor under a revolving credit agreement with CSCL (the "Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding capital stock of Furniture Comfort Corporation ("Furniture Comfort", formerly Futorian Furnishings, Inc.), which has operations that it conducts through its one remaining division, Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Furniture Comfort is not an obligor under the Fairwood Debentures.

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $155.4 million on the Fairwood Debentures, which includes $94.3 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of July 1, 2000.

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

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 1, 2000.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1999 and the first six months of 2000, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 2000 were approximately $27.2 million. There were no principal repayments to CSCL during the first six months of 2000. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 2000.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of July 1, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's consolidated financial statements as of December 31, 1999 included in Fairwood's Form 10-K, and footnote 5 to Fairwood's condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended July 1, 2000 Versus Three Months Ended July 3, 1999

The following discussion presents the material changes in results of operations, which have occurred in the second quarter of 2000 in comparison to the same period in 1999. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $15.0 million in the second quarter of 2000, a decrease of 54.7% from last year's second quarter consolidated net sales of approximately $33.1 million. Cost of sales on a consolidated basis decreased 62.2% in the second quarter of 2000 to $12.1 million, or 80.7% of net sales, as compared to $32.0 million, or 96.7% of net sales, in 1999. These sales and cost of sales decreases were impacted largely by the sale of Stratford. The decrease in cost of sales as a percentage of net sales was primarily the result of the elimination of lower margin Stratford sales.

Second quarter 2000 net sales by Barcalounger increased 8.7% to approximately $15.0 million as compared to $13.8 million in 1999. This increase in sales reflects an increase of 7.3% in the average selling prices and an increase in sales volume of 1.3% in the second quarter of 2000 versus 1999. The increase is due to the increase in sale of products with more expensive upper grade leather. Barcalounger's cost of sales increased to 80.7% of net sales in the second quarter of 2000, as compared to 80.4% of net sales for the second quarter of 1999.

Selling, administrative and general expenses on a consolidated basis for the second quarters of 2000 and 1999 were approximately $2.6 million and $4.6 million, respectively, representing a decrease of 43.5%. This decrease is due primarily to the June 3, 1999 sale of the Stratford division.

Interest expense, was approximately $22.6 million and $18.7 million for the second quarters of 2000 and 1999, respectively, an increase of 20.9%. The increase was primarily due to increased borrowings on the Credit Agreement off-set partially by the repayment of the Furniture Comfort line of credit and term loan.

Six Months Ended July 1, 2000 Versus Six Months Ended July 3, 1999

The following discussion presents the material changes in results of operations, which have occurred in the first six months of 2000 in comparison to the same period in 1999. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $28.5 million in the first six months of 2000, a decrease of 63.5% from last year's first six months consolidated net sales of approximately $78.0 million. Cost of sales on a consolidated basis decreased 69.2% in first six months of 2000 to approximately $22.8 million, or 80.0% of net sales, as compared to $74.0 million, or 94.9% of net sales, in 1999. These sales and cost of sales decreases were impacted largely by the sale of Stratford. The decrease in cost of sales as a percentage of net sales was primarily the result of the elimination of lower margin Stratford sales.

Barcalounger net sales for the first six months of 2000 were approximately $28.5 million, an increase of 1.1%, as compared to 1999 second quarter sales of $28.2 million, reflective of a 4.5% decrease in the number of pieces sold and a 5.7% decrease in average selling prices. The increase is due to the increase in sale of products with more expensive upper grade leather. Barcalounger's cost of sales decreased to 80.0% of net sales in the first six months of 2000, as compared to 80.1% of net sales in the first six months of 1999.

Selling, administrative and general expenses on a consolidated basis for the first six months of 2000 and 1999 were approximately $5.0 million and $10.4 million, respectively, representing a decrease of 51.9%. This decrease is due primarily to the June 3, 1999 sale of the Stratford division.

Interest expense, was approximately $42.6 million and $37.0 million for the first six months of 2000 and 1999, respectively, an increase of 15.1%. The increase was primarily due to increased borrowings on the Credit Agreement offset partially by the repayment of the Furniture Comfort line of credit and term loan.


No income taxes have been provided in the first six months of 2000 and 1999, respectively, as the Company is in a net operating loss carry forward position, and a valuation allowance has been increased to offset any future benefit from these positions.


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







Date:  August 14, 2000