Form 10-Q
period 2000-09-30
FAIRWOOD CORP
filed 2000-11-14
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                    -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       OUTSTANDING AT
          CLASS                                      SEPTEMBER 30, 2000
          -----                                      ------------------
Class A Voting, $.01 Par Value                                   500
------------------------------                     ----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 ----------------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                           SEPTEMBER 30,    DECEMBER 31,
                            ASSETS                             2000             1999
                            ------                         ------------     ------------
                                                            (Unaudited)
Current Assets:
  Cash and Cash equivalents                                  $   3,457            5,135
                                                              --------         --------

  Trade accounts receivable                                      9,704            8,455
  Less allowance for discounts and doubtful accounts               282              325
                                                              --------         --------

                                                                 9,422            8,130
                                                              --------         --------

  Inventories                                                    8,156            6,841

  Prepaid expenses and other current assets                        270              166
                                                              --------         --------


               Total current assets                             21,305           20,272
                                                              --------         --------


Property, plant and equipment, at cost                           8,233            8,127
  Less accumulated depreciation and amortization                 5,416            5,185
                                                              --------         --------

                                                                 2,817            2,942
                                                              --------         --------



Other assets                                                        40              125
                                                              --------         --------



                                                              $ 24,162            23,339
                                                               ========         ========


                                                                              (Continued)

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          SEPTEMBER 30,   DECEMBER 31,
                 LIABILITIES AND DEFICIT                      2000            1999
                 -----------------------                  ------------    -----------
                                                                     (UNAUDITED)
Current Liabilities:
  Current maturities of long-term debt:
    Revolving credit                                          $418,208              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
  Accrued interest                                             165,748        147,490
  Accounts payable                                               2,491          3,015
  Due to affiliate                                               3,964          4,032
  Accrued expenses                                               2,477          3,611
  Federal and state income taxes                                   133            133
                                                              --------       --------

               Total current liabilities                       841,802        327,062
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        372,736
  Senior subordinated debentures                                     -         80,000
                                                              --------       --------

                                                                     -        452,736
                                                              --------       --------
Other liabilities                                                3,630          2,771
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive loss                       (   1,644)     (   1,644)
  Accumulated deficit                                        ( 875,674)     ( 813,634)
                                                              --------       --------

                                                             ( 821,370)     ( 759,330)
                                                              --------       --------

                                                            $   24,162         23,339
                                                              ========       ========

         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                ----------------------------    --------------------------
                                SEPTEMBER 30,    OCTOBER 2,     SEPTEMBER 30,    OCTOBER 2,
                                     2000           1999             2000           1999
                                -------------  -------------    -------------  ------------

Net sales                        $  14,894          9,771           43,404         87,728
                                   -------        -------          -------        -------

Cost of sales                       11,645         10,738           34,433         84,746

Selling, administrative and
  general expenses                   2,200          2,490            7,153         12,844
                                   -------        -------          -------        -------

                                    13,845         13,228           41,586         97,590
                                   -------        -------          -------        -------

Operating income (loss)              1,049       (  3,457)           1,818       (  9,862)

Interest income                         30            119              107            145

Interest on indebtedness          ( 21,304)      ( 20,224)        ( 63,880)      ( 57,206)

Loss from flood                          -       (    707)               -       (    707)

Loss on sale of Stratford
 Division                                -       (     97)               -       (  1,064)

Other income                            14             13                -            115
                                   -------        -------          -------        -------

Loss before income taxes          ( 20,211)      ( 24,353)        ( 61,955)      ( 68,579)

Provision for income taxes               -       (    133)               -       (    133)
                                   -------        -------          -------        -------

Net loss                         $( 20,211)      ( 24,486)        ( 61,955)      ( 68,712)
                                   =======        =======          =======        =======



         SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Nine Months Ended
                                                             -------------------------
                                                             September 30,  October 2,
                                                                 2000          1999
                                                             ------------   ----------
Cash flows from operating activities:
  Net loss                                                    $( 61,955)     ( 68,712)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                 278         1,086
      Gain on disposal of property, plant and equipment               -      (     21)
      Loss on disposal of Stratford Division                          -         1,064
      Changes in assets and liabilities, net of effect
       of disposition:
        Accounts receivable                                    (  1,292)        2,408
        Inventories                                            (  1,315)        2,559
        Prepaid expenses and other current assets              (    104)          285
        Accounts payable                                       (    609)        5,060
        Federal and state income taxes                                -      (  4 360)
        Accrued expenses                                         17,124        17,629
        Other, net                                                  944           540
                                                                --------      -------
Cash used - operating activities                               ( 46,929)     ( 42,462)
                                                                --------      -------

Cash flows from investing activities:
  Disposition of property, plant and equipment                        -            21
  Disposition of Stratford Division                                   -        13,950
  Capital expenditures                                         (    153)     (    412)
  Repayment of Affiliate Note receivable                              -           500
                                                                -------       -------
Cash provided (used) - investing activities                    (    153)       14,059
                                                                -------       -------

Cash flows from financing activities:
  Repayment of overdraft                                              -      (  2,212)
  Proceeds from revolving credit                                 45,472        61,766
  Repayment of long-term debt                                         -      (     18)
  Repayment of credit line                                            -      ( 27,480)
  Advances from (to) affiliate                                 (     68)           32
                                                                -------       -------
Cash provided - financing activities                             45,404        32,088
                                                                -------       -------

Increase (decrease) in cash and cash equivalents               (  1,678)        3,685
Cash and cash equivalents:
  Beginning of period                                             5,135         2,165
                                                                -------       -------
  End of period                                               $   3,457         5,850
                                                                =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during year for:
  Interest                                                    $  45,491        37,459
  Income tax refunds (payments), net                                 38      (  4,493)

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the nine month periods ending September 30, 2000 and October 2, 1999 the Company recognized $85 thousand and $71 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

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

         See accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results of operations for the three and nine months ended September 30, 2000 and October 2, 1999, the financial position at September 30, 2000 and December 31, 1999 and the cash flows for the nine months ended September 30, 2000 and October 2, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:


                                       September 30, 2000     December 31, 1999
                                       ------------------     -----------------
                                           (Unaudited)
        Raw materials                        $ 4,707              4,486
        In process                             1,717              2,144
        Finished goods                         3,041              1,612
                                              ------             ------
        Inventories at
          first-in, first out                  9,465              8,242
        LIFO reserve                           1,309              1,401
                                              ------             ------
        Inventories at LIFO                  $ 8,156              6,841
                                              ======             ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


5. In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service ("IRS") arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $3.6 million and taxes of $0.1 million remains at September 30, 2000. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

        With the exception of adjustments resulting from the IRS settlement, no provision for Federal income taxes has been provided during the nine months ended September 30, 2000 and October 2, 1999, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6. On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $162.2 million on the Fairwood Debentures, which includes $98.4 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2000. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

        Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under
        Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. By notice dated April 11, 2000, the Bondholder's have appealed the District Court's decision to the Second Circuit Court of Appeals.
                                      - 7 -

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


        The appeal has been fully briefed, but the Court has not yet scheduled oral argument. During the pendency of the appeal, Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business.

        Based on uncertainties involved with respect to these matters, Fairwood continues to accrue interest on the Fairwood Debentures. The Fairwood Debentures and related accrued interest are liabilities subject to compromise.

7. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL, an affiliate (the "Credit Agreement") and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of September 30, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension with its affiliate, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

        Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2000.

8. Until June 3, 1999 Stratford provided new product development and selling activities to Simmons, an affiliate. Under the agreement to provide services, Stratford recognized approximately $0.3 million for the period January 1, 1999 through June 3, 1999. Stratford was also reimbursed approximately $2.6 million for the period January 1, 1999 through June 3, 1999 for various overhead costs.

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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


        The segment financial information, in thousands, is as follows:

                      Nine months ended September 30, 2000
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------
Revenues from external
 customers              $        -     $     43,404    $       -     $          -    $   43,404
Interest expense
 (income), net                   1         (     46)      63,818                -        63,773
Segment profit (loss)    (     469)           3,790     ( 65,276)               -      ( 61,955)


                        Nine months ended October 2, 1999
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------
Revenues from external
 customers              $   49,739     $     37,989    $       -     $          -    $   87,728
Intersegment income            882                -            -       (      882)            -
Interest expense
 (income), net               1,464         (     88)      55,685                -        57,061
Segment profit (loss)     ( 13,971)           2,106     ( 56,847)               -      ( 68,712)



                      Three months ended September 30, 2000
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------
Revenues from external
 customers              $        -     $     14,894    $       -     $          -    $   14,894
Interest expense
 (income), net                   -         (     11)      21,285                -        21,274
Segment profit (loss)     (    101)           1,419     ( 21,529)               -      ( 20,211)


                       Three months ended October 2, 1999
                                   (unaudited)

                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------
Revenues from external
 customers              $        -     $      9,771    $       -     $          -    $    9,771
Intersegment income              -                -            -                -             -
Interest expense
 (income), net                   -        (      71)      20,176                -        20,105
Segment profit (loss)     (  3,651)       (     246)    ( 20,589)               -      ( 24,486)

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


Liquidity and Capital Resources

At September 30, 2000, the Company had long-term debt of approximately $667.0 million, all of which is classified as current liabilities and of which approximately $604.1 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $621.5 million at December 31, 1999, of which $168.8 million was current and approximately $558.6 million was owed to CSCL. Accrued interest on long-term debt was approximately $162.2 million and $145.6 million at September 30, 2000 and December 31, 1999, respectively. Approximately $98.4 million and $89.7 million of the accrued interest was owed to CSCL at September 30, 2000 and December 31, 1999, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. Fairwood has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood's sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood's obligations under the Fairwood Debentures are collateralized by Fairwood's pledge of its interest in Consolidated Furniture's capital stock. CSCL, as holder of Fairwood's senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding capital stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such capital stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under a revolving credit agreement with CSCL (the "Credit Agreement"). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding capital stock of Furniture Comfort Corporation ("Furniture Comfort", formerly named Futorian Furnishings, Inc.), which has operations that it conducts through its one remaining division, Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Furniture Comfort is not an obligor under the Fairwood Debentures.

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $162.2 million on the Fairwood Debentures, which includes $98.4 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2000.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation and Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. By notice dated April 11, 2000, the Bondholder's have appealed the District Court's decision to the Second Circuit Court of Appeals. The appeal has been fully briefed, but the Court has not yet scheduled oral argument. During the pendency of the appeal, Consolidated Furniture and subsidiaries are expecting to continue to operate in the normal course of business.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2000.

Consolidated Furniture, Fairwood's wholly owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 1999 and the first nine months of 2000, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 2000 were approximately $45.5 million. There were no principal repayments to CSCL during the first nine months of 2000. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures and the Fairwood Debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 2000.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 2, 2001 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2001. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's consolidated financial statements as of December 31, 1999 included in Fairwood's Form 10-K, and footnote 5 to Fairwood's condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 30, 2000 Versus Three Months Ended October 2, 1999

The following discussion presents the material changes in results of operations, which have occurred in the third quarter of 2000 in comparison to the same period in 1999.

Net sales on a consolidated basis were approximately $14.9 million in the third quarter of 2000, an increase of 52.0% from last year's third quarter consolidated net sales of approximately $9.8 million. Cost of sales on a consolidated basis increased 8.4% in the third quarter of 2000 to $11.6 million, or 77.9% of net sales, as compared to $10.7 million, or 109.2% of net sales, in 1999. These sales and cost of sales increases were impacted largely by the flood related closure in 1999. The decrease in cost of sales as a percentage of net sales was primarily due to the result of additional Stratford expenses incurred after the sale and the elimination of intercompany profit in inventory in 2000.

Third quarter 2000 net sales by Barcalounger increased 52.0% to approximately $14.9 million as compared to $9.8 million in 1999. This increase in sales reflects an increase of 6.8% in the average selling prices and an increase in sales volume of 37.8% in the third quarter of 2000 versus 1999. The increase is due to the lost sales from the flood related closure in the third quarter of 1999. Barcalounger's cost of sales decreased to 78.5% of net sales in the third quarter of 2000, as compared to 80.0% of net sales for the third quarter of 1999. The decrease in the cost of sales percentage was attributable to price increases made in April 2000 and decreases in the number of lower margin items sold.

Selling, administrative and general expenses on a consolidated basis for the third quarters of 2000 and 1999 were approximately $2.2 million and $2.5 million, respectively, representing a decrease of 12.0%. This decrease is due primarily to the June 3, 1999 sale of the Stratford division.

Interest expense, was approximately $21.3 million and $20.2 million for the third quarters of 2000 and 1999, respectively, an increase of 5.4%. The increase was primarily due to increased borrowings on the Credit Agreement.

Nine Months Ended September 30, 2000 Versus Nine Months Ended October 2, 1999

The following discussion presents the material changes in results of operations, which have occurred in the first nine months of 2000 in comparison to the same period in 1999. The comparability of these periods is impacted by the June 3, 1999 sale of the Stratford division.

Net sales on a consolidated basis were approximately $43.4 million in the first nine months of 2000, a decrease of 50.5% from last year's first nine months consolidated net sales of approximately $87.7 million. Cost of sales on a consolidated basis decreased 59.4% in first nine months of 2000 to approximately $34.4 million, or 79.3% of net sales, as compared to $84.7 million, or 96.6% of net sales, in 1999. These sales and cost of sales decreases were impacted largely by the sale of Stratford, offset by the effects from the flood related closure in 1999. The decrease in cost of sales as a percentage of net sales was primarily the result of the elimination of lower margin Stratford sales.

Barcalounger net sales for the first nine months of 2000 were approximately $43.4 million, an increase of 14.2%, as compared to 1999 nine month sales of $38.0 million, reflective of a 6.3% increase in the number of pieces sold and a 6.8% increase in average selling prices. The increase is due to the increase in sale of products with more expensive upper grade leather. Barcalounger's cost of sales decreased to 79.7% of net sales in the first nine months of 2000, as compared to 80.3% of net sales in the first nine months of 1999. The decrease in the cost of sales percentage was attributable to price increases made in April 2000 and decreases in the number of lower margin items sold.

Selling, administrative and general expenses on a consolidated basis for the first nine months of 2000 and 1999 were approximately $7.2 million and $12.8 million, respectively, representing a decrease of 43.8%. This decrease is due primarily to the June 3, 1999 sale of the Stratford division.

Interest expense, was approximately $63.9 million and $57.2 million for the first nine months of 2000 and 1999, respectively, an increase of 11.7%. The increase was primarily due to increased borrowings on the Credit Agreement and additional accrued interest to the IRS.

With the exception of adjustments resulting from the IRS settlement, no provision for Federal income taxes has been provided during the nine months ended September 30, 2000 and October 2, 1999, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.


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







Date:  November 14, 2000