Form 10-K405
period 2000-12-31
FAIRWOOD CORP
filed 2001-03-30
CIK 854087

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended            December 31, 2000
                          -------------------------------------

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

                            Fairwood Corporation
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
------------------------------------------             ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
           One Commerce Center

     1201 N. Orange Street, Suite 790

              Wilmington, DE                                  19801
------------------------------------------             - ----------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
                                                   -------------------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
----------------------------------                  ------------------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:

                                    None
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of February 28, 2001.

On February 28, 2001, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                    PART I

ITEM 1.  BUSINESS

     Fairwood Corporation ("Fairwood") is a privately held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Ltd. ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture's operations were diversified and included the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988.

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

     Fairwood's subsidiary, Consolidated Furniture, is the parent of Furniture Comfort Corporation whose sole operating division, Barcalounger Division ("Barcalounger") manufactures upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs. In September 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $6 million resulted from the plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss.

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

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court. It is not yet known what further action, if any, the Bondholders will take or what the ultimate outcome of the Chapter 11 case will be. However, Consolidated Furniture and subsidiaries in the meantime continue to operate in the normal course of business.

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

Operations

     Furniture Comfort, through its Barcalounger division, serves selected segments of the highly diversified $22 billion residential furniture market. Consolidated Furniture entered the furniture industry through a series of acquisitions commencing in 1964. Currently a diversified line of upholstered motion furniture is manufactured and sold under the Barcalounger brand name, whose products have been successfully targeted to a more selective, higher priced market. Barcalounger manufactures and sells higher-priced motion furniture and is well known for its high-quality recliners. The products are sold nationally to furniture retailers and department stores mainly through commissioned sales forces.

     The furniture industry is affected to a substantial degree by style, value and fashion. Barcalounger participates in important furnishings market showings held during the year in High Point, North Carolina to acquaint retailers with the significant number of new products introduced each year. Barcalounger frequently reviews its product lines to evaluate whether minor or major restyling of such lines is warranted. To generate new product and style ideas based upon consumer and retailer response, Barcalounger maintains in-house design staffs and contracts with outside designers. The designers consult with manufacturing management to analyze the economic feasibility of producing new products based on their designs.

     Barcalounger operates in a highly competitive segment of the motion furniture business. Many new competitors and existing stationary manufacturers have entered this particular market, as well as existing competitors, which have expanded their lines. Barcalounger has been able to maintain its market share by focusing on its core high-end high-quality product lines. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES. For the years ended December 31, 2000, 1999 and 1998, net sales by Barcalounger were $58.7 million, $50.1 million and $54.7 million, respectively.

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

     Barcalounger is well known in the furniture industry, which is characterized, by a large number of relatively small manufacturers. The following are among the Company's larger competitors: Life Style Furnishings International, Furniture Brands International, La-Z-Boy, Klausner, Natuzzi, and Bassett, many of which have greater financial resources than the Company. Competition is intense at all levels, stressing price, style, fabric and product finish.

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

     The Furniture Comfort Corporation expended a total of $7,403,000 in the past five years for research and development programs of which $466,000, $1,187,000, and $2,026,000 was expended in 2000, 1999 and 1998, respectively.
Barcalounger's share included $2,250,000 for the past five years and $466,000, $470,000 and $455,000 for 2000, 1999 and 1998, respectively.

Employees

     Fairwood has no employees but its subsidiaries and their operating division employed 430 persons at December 31, 2000. The Barcalounger division has a long record of generally harmonious relations with employees. None of the employees are subject to a collective bargaining agreement.

Backlog

     The backlog of orders for the Barcalounger division was approximately $5,523,000 at December 31, 2000 and approximately $9,002,000 at December 31, 1999. The decrease in backlog is attributable to the higher than normal backlog in prior year because of the loss of inventory and production time due to the flood in 1999. It is expected that the backlog at December 31, 2000 will be filled in the current year. Furniture Comfort does not consider backlog to be a significant indicator of the sales outlook for its products beyond the period of a few months.

Seasonality, Major Customers and Export Sales

     There are seasonal factors, which affect Barcalounger's business. Spring and fall are generally considered periods of increased interest by consumers in interior furnishings since these are periods of increased real estate activity involving relocation of families. The Christmas holiday season and other special occasions usually generate increased sales of some of Barcalounger's furniture lines. On the other hand, inclement weather in mid-winter generally discourages the purchase of interior furnishings. Similarly, the closedown of a portion of Barcalounger's activities for vacation periods in July has a limiting effect on production as well as sales. Barcalounger maintains adequate levels of inventory to meet seasonal demands.

     Export sales for 2000, 1999 and 1998 were approximately 2% of sales for each year, of which approximately 1% was made to Canada for each year.

Environmental and Raw Materials

     In 2000, there were no significant effects upon the capital expenditures, earnings and competitive position of Barcalounger occasioned by compliance with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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

     As of December 31, 2000, Furniture Comfort Corporation has leased furniture facilities as follows:

     Location                     Use                          Square Footage
     --------                     ---                          --------------
Barcalounger
Leased
  Rocky Mount, NC         Manufacturing plant                     364,000
  High Point, NC          Showroom                                  9,808
                                                                  -------
                                                                  373,808
                                                                  -------
Stratford
Leased
Guntown, MS               Warehouse subleased to third party      216,000
                                                                  -------
                                                                  589,808
                                                                  =======


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

     Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. A provision for additional interest of $1.9 million and taxes of $0.1 million, as of December 31 2000 remains. The provision for interest and provision for taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the provisions are subject to change.

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

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court. It is not yet known what further action, if any, the Bondholders will take or what the ultimate outcome of the Chapter 11 case will be. However, Consolidated Furniture and subsidiaries in the meantime continue to operate in the normal course of business.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

     Fairwood's common stock is privately held, and therefore, no established public trading market exists. At December 31, 2000 and 1999, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 2000 and 1999. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                    FAIRWOOD CORPORATION AND SUBSIDIARIES

               Five-Year Summary of Consolidated Financial Data
                         (Dollar Amounts in Millions)

                                             Years ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997       1996
                               -------    ------    ------     -----     ------
Net sales                      $  58.7     100.1     154.2     148.1      151.3

Operating income (loss)            2.6    (  9.6)   ( 13.8)   ( 20.6)    (  6.4)

Interest expense, net           ( 85.9)   ( 76.3)   ( 71.7)   ( 65.4)    ( 61.2)

Loss on sale of division             -    (  2.0)        -         -          -

Loss due to flood damage             -    (  0.5)        -         -          -

Net loss                        ( 83.3)   ( 88.3)   ( 85.5)   ( 86.1)    ( 67.4)

Total assets                      24.5      23.3      56.2      56.8       46.6

Long-term debt, including
  current maturities *           678.6     621.5     556.7     505.8      453.1

Redeemable preferred stock          .1        .1        .1        .1         .1

* - Does not include accrued interest for 2000, 1999, 1998, 1997 and 1996 of $176.4, $147.5 million, $118.5 million, $91.4 million and $64.4 million, respectively.

     In 1999, operations data includes the activities of the Stratford Division for the period from January 1 through June 3, 1999 (date of sale). Accordingly, the data presented for 1999 is not comparable with 2000 or 1998, 1997 and 1996.

     For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 3 and 11 thereto regarding certain tax and liquidity matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES

     Certain information in this annual report on Form 10-K, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or derivatives thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

2000 vs. 1999 Results of Operations

     Consolidated net sales of approximately $58.7 million for 2000 decreased 41.4% from 1999 net sales of approximately $100.1 million, due primarily to the sale of Stratford operations in 1999. Consolidated cost of sales decreased 48.6% in 2000 to approximately $47.0 million, or 80.1% of net sales as compared to $91.4 million, or 91.4% of net sales, in 1999. These sales and cost of sales decreases were caused largely by the sale of Stratford.

     On June 3, 1999, Furniture Comfort Corporation ("Furniture Comfort") formerly named Futorian Furnishings, Inc., Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The final sales price for the net assets of Stratford Division was subject to certain post-closing adjustments. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million, which includes $1 million for claims previously submitted by the purchaser of Stratford regarding post-closing adjustments.

     Net sales for 2000 by Barcalounger increased 17.2% to approximately $58.7 million as compared to $50.1 million in 1999, principally due to lost sales in 1999 from the flood related closure at Barcalounger's Rocky Mount, North Carolina facility and a 7.7% increase in average selling prices. The average selling price increase is the result of the sale of products with more expensive upper grade leather. Barcalounger continues to add to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. This change led to a sales mix, which resulted in increases in average sales prices. Barcalounger cost of sales increased to 80.4% of net sales in 2000, as compared to 79.3% in 1999. The increase in cost of sales as a percentage of sales is primarily the result of unfavorable labor variances attributable to hiring and training of new personnel in order to handle the large backlog at the end of 1999 because of the flood related closure in September 1999.

     Consolidated selling, administrative and general expenses decreased 50.5% to approximately $9.1 million in 2000 from approximately $18.2 million in 1999. The decrease was largely a result of the sale of Stratford. Selling, administrative and general expenses of Barcalounger increased 4.8% to approximately $6.6 million in 2000, as compared to approximately $6.3 million for 1999.

     Consolidated interest expense increased 12.4% to $86.1 million from $76.6 million due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources and increases in the prime lending rate during the year.

     Barcalounger pretax earnings increased 35.1% to approximately $5.0 million in 2000 from approximately $3.7 million in 1999. The increase in pretax earnings was due primarily to the lost sales in 1999 from the flood related closure.

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

     Net sales for 1999 by Barcalounger decreased 8.4% to approximately $50.1 million as compared to $54.7 million in 1998, principally due to lost sales from the flood related closure at Barcalounger's Rocky Mount, North Carolina facility partially offset by a 3.7% increase in average selling prices. The average selling price increase is the result of the sale of products with more expensive upper grade leather. Barcalounger continues to add to its product offerings of higher-priced recliner and motion upholstered furniture through an emphasis on more expensive leather and fabric coverings. Concurrent with these new offerings, Barcalounger discontinued certain lower-priced products. This change led to a sales mix, which resulted in increases in average sales prices. Barcalounger cost of sales decreased to 79.3% of net sales in 1999, as compared to 80.4% in 1998. The decrease in cost of sales as a percentage of sales is primarily the result of lower costs associated with certain raw materials.

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

Liquidity and Capital Resources

     Capital requirements for operations during 2000 and 1999 were provided primarily by borrowings under the revolving credit facility and operating cash flows at Barcalounger.

     Fairwood had a working capital deficit of approximately $(331.9) million and $(302.8) million at December 31, 2000 and 1999, respectively. At December 31, 2000, Fairwood had long-term debt of approximately $678.6 million of which $168.8 million was current. Long-term debt at December 31, 1999 was approximately $625.5 million of which $168.8 million was current. Accrued interest on long-term debt was $176.4 million at December 31, 2000 and $147.5 million at December 31, 1999. Accrued interest is classified as a current liability. All of the current maturities of long-term debt at December 31, 2000 and 1999, and $168.9 million and $141.9 million of accrued interest at December 31, 2000 and 1999, respectively are subject to compromise in the bankruptcy proceedings.

     In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL") (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through December 2000.

     Throughout 2000, 1999 and 1998, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Increases in outstanding borrowings from CSCL under the Credit Agreement during the years ended December 31, 2000, 1999 and 1998 were approximately $57.0 million, $70.9 million and $51.1 million, respectively. All outstanding debt and accrued interest at December 31, 2000, excluding the $62.9 million of outstanding merger debentures plus $66.4 million accrued interest thereon is payable to CSCL, which is an indirect subsidiary of Citigroup and an affiliate of CVCL. Consolidated Furniture has obtained an extension of the debt payable to CSCL to January 2002. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 9.50% at December 31, 2000.

     Interest on the senior subordinated debentures of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

     Interest payments during the years ended December 31, 2000, 1999 and 1998 of approximately $57.0 million, $48.1 million and $44.8 million, respectively were primarily made through increased borrowings under the revolving credit agreement. No principal payments were made in the years ended December 31, 2000 and 1999 and $.2 million was made during 1998.

     Annual maturities on debt for the years ended December 31, 2001 and 2002 are approximately $168.8 million and $509.8 million, respectively. Interest payments expected to be made through increased borrowings and cash from operations for the years ended December 31, 2001, 2002 and 2003 are estimated to be approximately $63.3 million, $70.3 million and $78.0 million.

     On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $168.9 million on the Fairwood Debentures, which includes $102.5 million due to CSCL, is included in accrued interest on the consolidated balance sheet as of December 31, 2000. See Note 4 to the accompanying Consolidated Financial Statements.

     Based on the terms of the Fairwood Debentures, the failure to make the interest payment constitutes an event of default, which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 2000.

     Capital additions were approximately $0.2 million, $0.5 million and $1.4 million for the years 2000, 1999 and 1998, respectively. Barcalounger anticipates making capital expenditures of approximately $.75 million during 2001, primarily for the purpose of maintaining and upgrading their manufacturing equipment, machinery and facilities. Barcalounger has no firm commitments for the purchase of capital equipment or facilities. It is anticipated that necessary capital expenditures will be funded through cash flow generated from operations of Barcalounger or available credit facilities under the Consolidated Furniture's Credit Agreement with CSCL. Consolidated Furniture and Furniture Comfort intend to pursue other sources of financing to the extent available and cost effective.

     Consolidated Furniture, Furniture Comfort and the operating divisions are dependent upon CSCL for funding of their debt service costs. Instruments relating to the Credit Agreement and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 2000 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults hereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

     Consolidated Furniture anticipates that funds provided by Barcalounger and available credit facilities under the Credit Agreement will be available in 2001 to support the operations of Barcalounger. However, as discussed above, funds provided by available credit facilities will not be adequate or available to make transfers to Fairwood for cash interest payments due in 2001 or thereafter on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture and its subsidiaries.

     Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as noncurrent liabilities in the accompanying consolidated balance sheets as of December 31, 2000. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2002. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

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

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court. It is not yet known what further action, if any, the Bondholders will take or what the ultimate outcome of the Chapter 11 case will be. However, Consolidated Furniture and subsidiaries in the meantime continue to operate in the normal course of business.

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

     Assuming the amount outstanding under the Credit Agreement remains at $429.8 million, the balance at December 31, 2000, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $4.3 million. The fixed rate debt includes the following (in thousands):

                                                             Interest rate
                                              Amount     At December 31, 2000
                                              ------     --------------------
Senior subordinated debentures, due 2002     $ 80,000               18%
Senior subordinated pay-in-kind
  debentures, due 2001                        105,853           15-1/2%
Merger debentures, due 2004                    62,928           16-7/8%
                                              -------
                                             $248,781
                                             ========

     The fair value of the fixed rate debt, and changes in fair value due to fluctuations in market rates cannot be reasonably estimated considering Fairwood's ongoing financial difficulties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Shareowner's Equity (Deficit) for the
Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 43. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Washington, DC
March 15, 2001

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                 (In thousands except share and per share data)

Assets (note 4)                                             2000          1999
------                                                      ----          ----
Current assets:

  Cash and cash equivalents                               $  4,580        5,135
                                                          --------      -------
Accounts and notes receivable
  Trade                                                      9,501        8,455

  Less allowance for discounts and doubtful
    accounts                                                   228          325
                                                          --------      -------
                                                             9,273        8,130
                                                          --------      -------
Inventories (note 1)                                         7,605        6,841

Prepaid expenses and other current assets                      206          166
                                                          --------      -------
     Total current assets                                   21,664       20,272
                                                          --------      -------

Property, plant and  equipment, at cost:
  Land                                                          31           31
  Buildings and improvements                                 4,925        4,925
  Machinery and equipment                                    2,375        2,132
  Leasehold improvements                                       937          972
  Construction in progress                                      59           67
                                                          --------      -------
                                                             8,327        8,127
  Less accumulated depreciation and amortization             5,512        5,185
                                                          --------      -------
                                                             2,815        2,942
                                                          --------      -------
Other assets                                                    40          125
                                                          --------      -------
                                                          $ 24,519       23,339
                                                          ========      =======

Liabilities and Shareowners' equity (deficit)               2000         1999
---------------------------------------------               ----         ----

Current liabilities:

  Current maturities of long-term debt (notes 4 and 11):
    Senior subordinated pay-in-kind debentures            $105,853     105,853
    Merger debentures                                       62,928      62,928
    Accrued interest (notes 3 and 4)                       176,408     147,490
    Accounts payable:
      Trade                                                    945       1,884
      Other                                                  1,027       1,131
    Accrued expenses                                         3,224       3,611
    Due to affiliate                                         3,976       4,007
    Federal and state income taxes                             133         133
                                                          --------     -------
      Total current liabilities                            354,494     327,037
                                                          --------     -------
Long-term debt, less current maturities (notes 4 and 11):
  Revolving credit                                         429,772     372,761
  Senior subordinated debentures                            80,000      80,000
                                                          --------     -------
                                                           509,772     452,761
                                                          --------     -------
Other liabilities (note 7)                                   3,403       2,771
                                                          --------     -------
Redeemable preferred stock (note 5):
  Par value $.01 per share, authorized 100,000 shares:
    Junior preferred, cumulative, issued and outstanding
    1,000 shares. Liquidation value $100 per share,
    before accrued dividends.                                  100         100
                                                          --------     -------
Shareowners' equity (deficit):
  Common  stock,  par value $.01 per share (notes 4 and 6):
    Class A voting, authorized 3,000,000 shares;
    issued and outstanding 500 shares.                          --          --
    Class B non-voting, authorized 3,000,000 shares;
    issued and outstanding 999,800 shares.                      10          10
  Additional paid-in capital                                55,938      55,938
  Accumulated other comprehensive income (loss)
    minimum pension liability (note 7)                    (  2,102)   (  1,644)
  Accumulated deficit                                     (897,096)   (813,634)
                                                          --------     -------
                                                          (843,250)   (759,330)
                                                          --------     -------
Commitments and contingencies (notes 1, 3, 4, 7,
  9, 10 and 11)                                           $ 24,519      23,339
                                                          ========     =======

          See accompanying notes to consolidated financial statements.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                  Years ended December 31,
                                              ----------------------------
                                                2000        1999        1998
                                              --------    --------    ------
                                                       (In thousands)
Net sales (notes 2 and 8)                   $   58,670     100,072     154,174
                                            ----------     -------     -------

Cost of sales (notes 2 and 8)                   46,979      91,420     143,885

Selling, administrative and

 general expenses (notes 2 and 8)                9,125      18,224      24,110
                                            ----------     -------     -------


                                                56,104     109,644     167,995
                                            ----------     -------     -------


Operating income (loss)                          2,566    (  9,572)   ( 13,821)


Interest income                                    185         295         150


Interest on indebtedness (notes 4 and 11)     ( 86,112)   ( 76,591)   ( 71,863)


Loss on sale of Stratford Division (note 2)          -    (  2,013)          -


Loss due to flood damage (note 12)                   -    (    461)          -


Other income (expenses), net                        15          42          29
                                            ----------     -------     -------


Loss before income taxes                      ( 83,346)   ( 88,300)   ( 85,505)

Provision for income

   taxes (note 3)                                    -           -           -
                                            ----------     -------     -------



Net loss                                    $(  83,346)   ( 88,300)   ( 85,505)
                                            ==========     =======     =======

          See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Shareowners' Deficit

                  Years Ended December 31, 2000, 1999 and 1998

                                 (In thousands)

                                                                                                        Accumulated
                                                                                                           Other
                                             Common stock      Additional Comprehensive                Comprehensive  Shareowners'
                                           ----------------     Paid-in       Income     Accumulated      Income        Equity
                                           Class A  Class B     Capital       (Loss)       deficit        (Loss)        Deficit
                                           -------  -------     -------     ---------     ---------     ----------     ---------
Balance, January 1, 1998                 $      -       10       55,938                   (553,457)      (    539)     (498,048)
Comprehensive loss
 Net loss                                                                   ( 85,505)     ( 85,505)                    ( 85,505)
 Other comprehensive income, net of tax
  Adjustment to minimum
   pension liability (note 7)                                                    326                          326           326
                                                                             -------
Comprehensive income                                                        ( 85,179)
                                                                             =======
Preferred stock dividends                                                                 (     81)                    (     81)
                                         --------  -------      -------                    -------        -------       -------
Balance, December 31, 1998               $      -       10       55,938                   (725,236)      (     27)     (669,315)
Comprehensive loss
 Net loss                                                                   ( 88,300)     ( 88,300)                    ( 88,300)
 Other comprehensive loss, net of tax
  Adjustment to minimum
   pension liability (note 7)                                               (  1,617)                    (  1,617)     (  1,617)
                                                                             -------
Comprehensive loss                                                          ( 89,917)
                                                                             =======
Preferred stock dividends                                                                 (     98)                    (     98)
                                         --------  -------      -------                    -------        -------       -------
Balance, December 31, 1999               $      -       10       55,938                   (813,634)      (  1,644)     (759,330)
Comprehensive loss
 Net loss                                                                   ( 83,346)     ( 83,346)                    ( 83,346)
 Other comprehensive loss, net of tax
  Adjustment to minimum
   pension liability (note 7)                                               (    458)                    (    458)     (    458)
                                                                             -------
Comprehensive loss                                                          ( 83,804)
                                                                             =======
Preferred stock dividends                                                                 (    116)                    (    116)
                                         --------  -------      -------                    -------        -------       -------
Balance, December 31, 2000               $      -       10       55,938                   (897,096)      (  2,102)     (843,250)
                                         ========  =======      =======                    =======        =======       =======

See accompanying notes to consolidated financial statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                 Years ended December 31,
                                                                                      ---------------------------------------------
                                                                                        2000              1999               1998
                                                                                      -------            -------            -------
                                                                                                     (In thousands)
Cash flows from operating activities:
Net loss                                                                              (83,346)           (88,300)           (85,505)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                         374              1,171              1,870
    Loss (gain) on sale of property and equipment                                           -                  -            (    13)
    Loss on sale of Stratford Division                                                      -              2,013                  -
    Changes in assets and liabilities:
      Accounts receivable                                                             ( 1,143)             4,907            (    63)
      Inventories                                                                     (   764)           ( 1,043)           (   716)
      Prepaid expenses and other current assets                                       (    40)               398                115
      Accounts payable                                                                ( 1,159)             4,234            ( 4,045)
      Accrued interest and expenses                                                    28,531             28,356             26,380
      Federal and state income taxes                                                        -            ( 4,894)                 -
      Other, net                                                                          259              1,215            (   158)
                                                                                      -------            -------            -------
Cash used in operating activities                                                     (57,288)           (51,943)           (62,135)
                                                                                      -------            -------            -------

Cash flows from investing activities:
  Proceeds from sale of Stratford Division                                                  -             13,690                  -
  Repayment by (advance to) affiliate                                                       -                500                  -
  Proceeds from disposition of property,
    plant and equipment                                                                     -                  -                 21
  Purchases of property and equipment                                                 (   247)          (    480)          (  1,371)
                                                                                      -------           --------           --------
Cash provided by (used in) investing activities                                       (   247)            13,710           (  1,350)
                                                                                      -------           --------           --------

Cash flows from financing activities:
  Proceeds from long-term debt                                                         57,011             66,881             51,141
  Proceeds (repayments) - note payable, net                                                 -            (27,480)            27,480
  Overdraft                                                                                 -            ( 2,212)             2,212
  Advances from (repayments to) affiliate                                            (     31)             4,032                  -
  Proceeds (repayments) from sale of receivables
    to (from) Factor, net                                                                   -                  -            (15,554)
  Repayment of long-term debt                                                               -            (    18)           (   234)
                                                                                     --------            -------            -------
Cash provided by financing activities                                                  56,980             41,203             65,045
                                                                                     --------            -------            -------

Increase (decrease) in cash and cash equivalents                                     (    555)             2,970              1,560

Cash and cash equivalents:
  Beginning of period                                                                   5,135              2,165                605
                                                                                     --------            -------            -------
  End of period                                                                      $  4,580              5,135              2,165
                                                                                     ========            =======            =======


Supplemental schedule of cash flow information

Cash paid during year for:
  Interest                                                                           $ 57,194             52,495             44,837
  Income taxes                                                                             37                350                  -

Non-cash activity:
  Accrual of preferred stock dividends                                                    116                 98                 81
  Adjustment to minimum pension liability                                                 458              1,617              ( 326)


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

    Through its wholly owned subsidiary, Consolidated Furniture and Consolidated Furniture's wholly-owned subsidiary Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), the Company manufactures and sells higher-priced upholstered motion furniture mainly to furniture and department stores that carry more expensive products. The products are sold nationally under the brand name Barcalounger, mainly through a commissioned sales force.

    As further described in note 11, Fairwood is currently operating as debtor in possession under Section 1108 of the United States Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation.

    Inventories

    All inventories (comprised of materials, labor and overhead costs) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. In 2000 the Company had a LIFO liquidation of $64,000.

    The components of inventory are as follows (in thousands):

                                                          2000        1999
                                                        -------      ------
    Raw materials                                       $ 4,334       4,486
    In process                                            1,838       2,144
    Finished goods                                        2,770       1,612
                                                         ------      ------
    Inventories at first-in, first-out                    8,942       8,242
    LIFO reserve                                          1,337       1,401
                                                         ------      ------
    Inventories at LIFO                                 $ 7,605       6,841
                                                        =======      ======


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

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax bases at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount which the Company believes will be more likely than not to be realized. Income tax expense is the amount payable for the year and the change during the period in deferred tax assets and liabilities.

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

(2)  Divestiture

     On June 3, 1999, Furniture Comfort, Consolidated Furniture's operating subsidiary, sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. The sale included substantially all of the business and assets of the Stratford Division, including its office and showroom in Bannockburn, Illinois and the assignment of leases for certain other manufacturing and showroom facilities. The final sales price for the net assets of Stratford Division was subject to certain post-closing adjustments. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million in 1999, which includes $1 million for claims submitted by the purchaser of Stratford regarding post-closing adjustments.

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

     Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $0.1 million and taxes of $3.9 million remains at December 31, 2000. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

     A reconciliation of the provision for income taxes included in the statements of operations and the amount computed by applying the U.S. Federal income tax rate, in thousands, is summarized below:

                                                  Years ended December 31,
                                               ------------------------------
                                                 2000        1999       1998
                                               --------    -------    -------
Expected tax benefit computed
  at U.S. rate                                 $(28,337)   (30,022)   (29,072)
Increase in valuation
  allowance                                      27,592     28,882     27,847
State taxes, net of
  Federal benefit                               ( 2,809)   ( 3,005)   ( 3,370)
Nondeductible interest                            4,214      4,213      4,213
Other                                           (   660)   (    68)       382
                                               --------    -------    -------
Total provision for income taxes               $      -          -          -
                                               ========    =======    =======

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Income Taxes (continued)

    The tax effects of temporary differences as of December 31, in thousands, are as follows:

                                                          2000         1999
                                                        --------      -------
     Deferred tax assets:
        Net operating loss carryforwards               $ 166,235      139,355
        AMT credit carryforward                            1,480        1,480
        Accounts receivable                                   87          123
        Vacation and holiday pay                              71           87
        Accrued expenses                                   2,797          910
        Interest on merger debentures                      1,587        2,688
        Valuation allowance                             (171,925)    (144,333)
                                                       ---------     --------

                                                       $     332          310
                                                       =========     ========
     Deferred tax liabilities:
        Property, plant and equipment                  $     332          310
                                                       =========     ========

    The valuation allowance for deferred tax assets as of January 1, 2000 and 1999 was $144,333,000 and $115,451,000, respectively. The net changes in the total valuation allowance for the years ended December 31, 2000 and 1999 were increases of $27,592,000 and $28,882,000, respectively.

    At December 31, 2000, the Company's net operating loss carryforwards of approximately $437,922,000 expire in various years through 2021.

    Due to certain changes in the ownership structure of Fairwood's shareholders', Fairwood's net operating losses and other tax attributes may be further limited by the Internal Revenue Code (Code) Sections 382 and 383.

(4) Long-term Debt

    In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL"), an affiliated company, (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through December 2000.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)  Long-term Debt (continued)

     The outstanding debt at December 31, was as follows (in thousands):

                                                                   December 31,
                                                                       2000

                                                                     Interest
     Debt                                      2000       1999        Rates
     ----                                    --------   --------   ------------
Revolving credit, due 2002                   $429,772   372,736     10-1/2%
Senior subordinated debentures, due 2002       80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures, due 2001                 105,853   105,853     15-1/2%
Merger debentures, due 2004                    62,928    62,928     16-7/8%
                                             --------   -------
                                              678,553   621,517
Less current maturities                       168,781   168,781
                                             --------   -------
                                             $509,772   452,736
                                             ========   =======

     All outstanding debt and accrued interest at December 31, 2000, excluding the $62.9 million of outstanding merger debentures plus $66.4 million accrued interest thereon, is payable to CSCL.

     On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $168.9 million on the Fairwood Debentures, which includes $102.5 million due to CSCL, is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 2000.

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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Long-term Debt (continued)

    Annual maturities of long-term debt are as follows:

            Years ending December 31,                Amount
            -------------------------               --------
                      2001                          $168,781
                      2002                           509,772
                                                    --------
                                                     678,553

            Less current portion                     168,781
                                                    --------
                                                    $509,772
                                                    ========

    In January 1999, Consolidated Furniture entered into the Eighth Amendment to the Senior Subordinated Debentures due January 4, 1999, which extended the due date to January 3, 2000. In December 1999, Consolidated Furniture entered into the Ninth Amendment to the Senior Subordinated Debentures due January 3, 2000, which extended the due date to January 2, 2001. In December 2000, Consolidated Furniture entered into the Tenth Amendment to the Senior Subordinated Debentures due January 2, 2001, which extended the due date to January 2, 2002.

    In April 1999, Consolidated Furniture entered into the Twenty-fourth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $366,000,000. In September 1999, Consolidated Furniture entered into the Twenty-fifth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $380,000,000. In December 1999, Consolidated Furniture entered into the Twenty-sixth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $435,000,000. In December 2000, Consolidated Furniture entered into the Twenty-seventh Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $500,000,000 and extended the due date to January 2, 2002. The interest rate under the Credit Agreement is prime plus 1.5 percent, which averaged approximately 10.7 percent for 2000.

    Substantially all of Fairwood's debt instruments restrict the payment of dividends, and the Credit Agreement with CSCL relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests. Fairwood plans to attempt to refinance, or negotiate an extension of, the debt payable to CSCL when due.

    Fairwood continues to recognize interest expense related to the Merger Debentures and Senior Subordinated Debentures although the interest on these notes may not be ultimately payable upon the final confirmation of the Chapter 11 bankruptcy proceedings (See Note 11). Interest expense of $27 million was recorded related to these notes on the Consolidated Statements of Operations in each of the years ending December 31, 2000, 1999 and 1998.

(5) Redeemable Preferred Stock

    The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 2000 and 1999, dividends payable were approximately $621,000 and $505,000, respectively, and were included in accounts payable in the accompanying consolidated balance sheets.

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

    Information with respect to the retirement plans for 2000 and 1999 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, and reconciles amounts recognized in the consolidated balance sheets at December 31, (in thousands):

                                                            2000       1999
                                                          --------    ------
Change in benefit obligations:
  Benefit obligation at beginning of year                 $  3,159     4,846
  Interest cost                                                223       379
  Actuarial gain                                               595   (   196)
  Monthly benefits paid                                    (    32)  (   102)
  Lump sum distributions                                         -   ( 3,504)
  Annuity purchase                                               -         -
  Loss recognized due to plan settlement                         -     1,736
                                                          --------   -------

  Benefit obligation at end of year                          3,945     3,159
                                                          --------   -------

Change in plan assets:
  Fair value of plan assets at beginning of year               410     5,004
  Actual return on plan assets                                 367   (   276)
  Employer contributions                                        76        92
  Benefits paid, distributions and annuity purchase        (    32)  ( 3,606)
  Expenses                                                 (   257)  (   804)
                                                          --------   -------
  Fair value of plan assets at end of year                     564       410
                                                          --------   -------

  Funded status                                            ( 3,381)  ( 2,749)
  Unrecognized actuarial (gain) loss                         2,102     1,644
                                                          --------   -------

Net amount recognized                                     $( 1,279)  ( 1,105)
                                                          ========    ======

Amounts recognized in the consolidated balance sheet
  consist of:
  Accrued benefit liability                                ( 3,381)  ( 2,749)
  Accumulated other comprehensive income                     2,102     1,644
                                                            -------   ------
Net amount recognized                                     $( 1,279)  ( 1,105)
                                                          ========   =======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Employee Benefit Plans (continued)

     Pension expense is summarized, in thousands, as follows:

                                                 Years ended December 31,
                                                ----------------------------
                                                 2000       1999      1998
                                               -------    -------   -------

Components of net periodic benefit cost
  Current service cost                         $     -          -          -
  Interest cost                                    223        379      1,131
  Expected return on assets                     (   37)    (  450)    (2,739)
  Amortization of deferred gain (loss)              64         14      1,455
                                               -------    -------    -------

Net periodic benefit cost (gain)                   250     (   57)    (  153)
Income (loss) recognized due
 to plan settlement                                  -     (1,236)       294
                                               -------    -------    -------

Net pension (income) expense                   $   250      1,179     (  447)
                                               =======    =======    =======
Assumptions:

  Discount rate                                   6.00%      8.00%      6.85%
  Expected long-term rate of return on assets     9.00%      9.00%      9.00%
  Pay increase                                     N/A        N/A        N/A
  Cost of living                                  3.00%      3.00%      3.00%


     During 2000 and 1999 Fairwood directed the plan to pay lump sum distributions to settle a portion of Fairwood's obligation under the plans. As a result of the settlements, Fairwood recognized a loss of $0 and $1,736,000, respectively. Furthermore, on December 29, 1998 Fairwood purchased an annuity contract settling an additional $7,892,000 of the accumulated pension benefit obligation. The discount rate for 1998 was reduced to reflect the actual price of this purchased annuity contract.

     Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies:

     Barcalounger Retirement Plan

     This non-contributory plan is designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are discretionary and are allocated based on individual participant's earnings and length of service. For the years ended December 31, 2000, 1999 and 1998, Barcalounger contributions were $144,000, $154,000 and $144,000, respectively.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) Employee Benefit Plans (continued)

    Barcalounger Savings Plan

    This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the years ended December 31, 2000, 1999 and 1998, Barcalounger matching contributions were $58,000, $56,000 and $54,000, respectively.

    Barcalounger Executive Deferred Compensation Plan

    An Executive Deferred Compensation Plan effective August 1, 1999, was established by Barcalounger, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. Amounts of contributions are determined at the sole discretion of the Board of Directors of Furniture Comfort. For the years ended December 31, 2000 and 1999, Barcalounger designated contributions of $100,000 and $80,000, respectively, to the plan.

    Stratford Retirement Plan

    This non-contributory plan was designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions were based on individual participant's earnings and length of service. This plan was terminated when the Stratford Division was sold. For the years ended December 31, 2000, 1999 and 1998 Stratford contributions were $0, $0 and $600,000, respectively.

    Consolidated Furniture also sponsors an investment plan. This investment plan is a defined contribution plan covering all employees of Consolidated Furniture and its subsidiaries, who have a minimum of one year of service. For the years ended December 31, 2000, 1999 and 1998, Consolidated Furniture contributions were $2,000, $2,000 and $2,000, respectively.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) Related party transactions

    Through June 3, 1999, (see note 2) Stratford provided new product development and selling activities to Simmons Upholstered Furniture Corporation, an affiliate. As a result of this Agreement, Stratford recognized approximately $14 million and $7 million of revenue in 1999 and 1998, respectively, from the manufacture and supply of product and was reimbursed by Simmons approximately $250,000 and $600,000 for new product development and approximately $1.2 million and $2.7 million, respectively, for selling expenses. The new product development and selling expense reimbursements are recognized as a reduction to selling, administrative and general expenses in the accompanying consolidated statements of operations. Also, in 1999 and 1998, Stratford recognized as a reduction in general and administrative expenses, approximately $1.4 million and $2.2 million of reimbursements for general and administrative expenses. The revenues and related cost for the manufacture and supply of product are included in net sales and cost of sales, respectively, in the accompanying consolidated statements of operations. At December 31, 1998, approximately $4,089,000 was due from Simmons under this Agreement, which was repaid in 1999. Under a separate agreement, Simmons owed Stratford $500,000 at December 31, 1998, which was repaid in 1999.

(9) Rental Commitments

    The Company and its subsidiaries lease certain manufacturing, showroom and warehousing facilities under various operating leases.

    Future minimum lease payments at December 31, 2000 under all non-cancelable operating leases are as follows (In thousands):

               Years ending December 31,                 Amount
               -------------------------                 ------
                        2001                              $260
                        2002                               142
                        2003                               142
                        2004                               119
                                                          ----
                                                          $663
                                                          ====

    It is expected that, in the normal course of business, non-cancelable leases that expire will be renewed or replaced.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  Rental Commitments (continued)

     Rental expense is summarized, in thousands, as follows:

                                              Years ended December 31,
                                            -----------------------------
                                            2000          1999       1998
                                            ----          ----       ----
Minimum Rentals
  (including cancelable leases)             $310           991       1,998
Sublease rentals                               -          (109)     (  262)
                                            ----          ----      ------
                                            $310           882       1,736
                                            ====          ====      ======

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

     There are other contingent liabilities at December 31, 2000 consisting of purchase commitments and legal proceedings arising in the ordinary course of business including environmental litigation. Fairwood believes that the financial risk involved in connection with all other contingent liabilities, except as otherwise disclosed in these consolidated financial statements, is not material in relation to the consolidated financial position of the Company.

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

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Liquidity (continued)

     Throughout portions of 2000, 1999, and 1998, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. During this period, Consolidated Furniture funded its interest obligations under the Credit Agreement through increased borrowings from CSCL under such Agreement.

     Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 2000 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults there under. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

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

     Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood continues to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court. It is not yet known what further action, if any, the Bondholders will take or what the ultimate outcome of the Chapter 11 case will be. However, Consolidated Furniture and subsidiaries in the meantime continue to operate in the normal course of business.

     As discussed in Note 4, based on uncertainties involved with respect to the ultimate resolution of the matters described above, Fairwood continues to accrue interest on the Fairwood Debentures. The total amount of interest expense recorded on the Fairwood Debentures was $27 million in each of the years ended December 31, 2000, 1999 and 1998. The following liabilities are subject to compromise: Senior subordinated pay-in-kind debentures of $105,853,000; Merger debentures of $62,928,000; and accrued interest of $168,914,000 and $141,888,000 and accrued preferred stock dividends of $621,000 and $505,000 as of December 31, 2000 and 1999 respectively.

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

     Prior to the sale of Stratford, Fairwood's reportable segments were strategic business units that offerred different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

     Stratford Division:

     On June 3, 1999, Furniture Comfort sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities (see note 2). Stratford had targeted a broad market for it mid-priced recliner, motion and stationary upholstered furniture. Stratford sold mainly to large national retail furniture and department stores.

     Barcalounger Division:

     Barcalounger targets a selected market for its high-end recliner chair and motion upholstered furniture. Barcalounger sells mainly to furniture stores and department stores that carry more expensive products and provide interior design services directly or indirectly. Barcalounger gives extensive warranties for its products.

     The required segment financial information, in thousands, for the years ending December 31, are as follows:


      2000               Stratford     Barcalounger    Corporate     Eliminations        Totals
      ----               ---------     ------------    ---------     ------------      --------
Revenues from external
 customers               $       -     $     58,670    $       -     $          -    $   58,670
Interest income                  -              126           59                -           185
Interest expense                 -               26       86,086                -        86,112
Depreciation and
 amortization                    -              321           53                -           374
Segment profit (loss)            -            5,168     ( 88,514)               -      ( 83,346)
Segment assets                   -           22,889        1,630                -        24,519
Expenditures for
 segment assets                  -              247            -                -           247


                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Segment Reporting (continued)

      1999               Stratford     Barcalounger    Corporate     Eliminations        Totals
      ----               ---------     ------------    ---------     ------------      --------
Revenues from external
 customers               $  49,971     $     50,101    $       -     $          -    $  100,072
Intersegment income            650                -            -       (      650)            -
Interest income                 75              169           51                -           295
Interest expense             1,530               26       75,035                -        76,591
Depreciation and
 amortization                  847              324            -                -         1,171
Segment profit (loss)     ( 14,198)           3,721*    ( 77,823)               -      ( 88,300)
Segment assets               1,066           20,633        1,640                -        23,339
Expenditures for
 segment assets                218              262            -                -           480

* - includes loss from flood of $461.

       1998              Stratford     Barcalounger    Corporate     Eliminations        Totals
       ----              ---------     ------------    ---------     ------------      --------
Revenues from external
 customers               $  99,436     $     54,738    $       -     $          -    $  154,174
Intersegment income          2,184                -            -       (    2,184)            -
Interest income                 98                -           52                -           150
Interest expense             2,968               22       68,873                -        71,863
Depreciation and
 amortization                1,570              300            -                -         1,870
Segment profit (loss)     ( 19,346)           4,353     ( 70,512)               -      ( 85,505)
Segment assets              35,816           19,281        3,066                -        58,163
Expenditures for
 segment assets              1,124              247            -                -         1,371



      Geographical information
      Revenues

                                               2000       1999       1998
                                             --------   --------   --------
      United States                          $ 56,814     98,319    151,017
      Canada                                    1,836        972      1,301
      Other                                        20        781      1,856
                                             --------    -------    -------
                                             $ 58,670    100,072    154,174
                                             ========    =======    =======

      Long-lived
        Assets - United States               $  2,815      2,942     12,494
                                             ========    =======    =======

(14) Selected Quarterly Financial Data (Unaudited)

                                                      Quarter Ended
                                   April 1,       July 1,      September 30,   December 31,
                                     2000          2000            2000           2000
                                   --------       -------      -------------   ------------
Net sales                          $ 13,463        15,047         14,894         15,266
Operating income                        407           362          1,049            748
Interest on indebtedness             20,021        21,555         21,304         23,232
Net loss                            (19,568)      (21,176)       (20,211)       (22,391)

                                                      Quarter Ended
                                   April 3,       July 3,       October 2,     December 31,
                                     1999          1999            1999           1999
                                   --------       -------      -------------   ------------
Net sales                          $ 44,851        33,106          9,771         12,344
Operating income (loss)             ( 2,891)      ( 3,514)       ( 3,457)           290
Interest on indebtedness             18,267        18,715         20,224         19,385
Loss on sale of Stratford
  Division                               --       (   967)       (    97)       (   949)
Loss from flood                          --            --        (   707)           246
Net loss                            (21,137)      (23,089)       (24,486)       (19,588)

     On June 3, 1999, Furniture Comfort sold substantially all of the assets of the Stratford Division for approximately $14 million in cash plus the assumption of certain liabilities. The proceeds from the sale were used to pay-down the revolving credit and term loan. As a result of this sale, Furniture Comfort recognized a loss of approximately $2 million, which includes $1 million for claims submitted by the purchaser of Stratford regarding post-closing adjustments. During the fourth quarter of 2000, Furniture Comfort recorded an additional liability of approximately $0.6 million due to former Stratford employees, which is included in operating income for the quarter ended December 31, 2000.

     In September 1999, Barcalounger Division, the only remaining operating division of Furniture Comfort, incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. Barcalounger also lost sales as a result of its Rocky Mount, North Carolina plant being closed for approximately three weeks.

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

                               Director       Position and Principal Occupation or
       Name              Age    Since         Employment Held During Last 5 Years
       ----              ---   --------       ------------------------------------
John B. Sganga            69     1990         Chief  Financial  Officer, Executive
                                              Vice President and Treasurer  since  September  1989. Mr. Sganga has also been,  inter alia,  Chief  Financial  Officer,  Executive Vice President,
                                              Controller  and Treasurer of  Consolidated  Furniture and Vice  President
                                              and  Treasurer of each of  Consolidated  Furniture's  subsidiaries  since
                                              September 1989. Mr. Sganga has been a director of Consolidated  Furniture and Furniture Comfort Corporation since February 1990.


M. Saleem Muqaddam        54     1992         Vice  President, CVCL, an  affiliate
                                              of the  Company,  since  1989.  Mr.  Mugaddam is also vice  president  of
                                              CSCL, an affiliate of CVCL. Previously,  Mr. Muqaddam spent 16 years with
                                              Citibank,  N.A.,  an  affiliate  of the  Company,  in  senior  managerial positions.  Mr.  Muqaddam is also a director of  Consolidated  Furniture,
                                              Furniture Comfort,  Chromcraft  Revington,  Inc., Pamida Holdings,  Inc.,
                                              and Plantronics, Inc.

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

     The following is the president of Furniture Comfort Corporation and may be deemed to be an executive officer of the Company as of December 31, 2000:

                                                                 Date Assumed
       Name              Age           Position                    Position
      -----             -----         ----------                --------------

Wayne T. Stephens         50     President and Chief             February 1999
                                 Executive Officer
                                 Furniture Comfort Corporation

     There are no family relationships among any of the Company's directors or officers.

     The following is a brief account of the business experience during the past five years of Mr. Stephens:

     In connection with services provided by The Finley Group, a management consulting firm, Mr. Stephens, a principal of that firm, has acted as president of a number of companies. In October 1992, Mr. Stephens became acting president of Barcalounger. In February 1999, Mr. Stephens was named President and Chief Executive Officer of Furniture Comfort Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers' Compensation

     Information concerning the compensation earned by the above named executive officers is set forth in the Summary Compensation Table.

Summary Compensation Table


Name and                       Annual Compensation
Principal                      -------------------        All Other
Position             Year      Salary        Bonus       Compensation
---------            ----      ------        -----       ------------

John B. Sganga       2000     $150,000    $        -     $  7,560 (1)
Executive VP         1999      150,000             -        7,500 (1)
 and CFO             1998      150,000             -        7,500 (1)

Wayne T. Stephens    2000      197,000       218,375       24,249 (2)
President & CEO      1999      194,418       169,519       24,703 (2)
Furniture Comfort    1998      185,000       232,712        4,211 (2)
Corporation

Lawrence Adelman (3) 1999       45,833             -            -
Stratford            1998      275,000             -            -


(1) 2000, 1999 and 1998 amounts represent Consolidated Furniture contributions to the investment plan of $1,560, $1,500 and $1,500, respectively, and automobile allowance of $6,000 for each year.

(2) 2000 amount represents company contributions to the investment plan of $2,749, $20,000 contributed to a deferred compensation plan and $1,500 for the value of the use of a company vehicle. 1999 amount represents company contributions to the investment plan of $3,203, $20,000 set aside in an unfunded deferred compensation plan and $1,500 for the value of the use of a company vehicle. 1998 amount represents company contributions to the investment plan of $3,018 and $1,193 for the value of the use of a company vehicle.

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

     During 2000, 1999 and 1998, such contributions for Mr. Sganga were $1,560, $1,500 and $1,500, respectively. The Company contribution for Mr. Stephens was $2,749, $3,203 and $3,018 in 2000, 1999 and 1998, respectively.

Incentive Plan

     Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. Total awards made for the 2000 Plan Year were $488,385, including awards of $218,375 for Mr. Stephens. Total awards made for the 1999 Plan Year were $388,079, including awards of $169,519 for Mr. Stephens. Total awards made for the 1998 Plan Year were $588,563 including awards of $232,712 for Mr. Stephens. Executive Deferred Compensation Plan

     An Executive Deferred Compensation Plan effective August 1, 1999, was established by The Barcalounger Company, a division of Furniture Comfort Corporation, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. Total amounts contributed for 2000 and 1999 were $100,000 and $80,000, respectively, including $20,000 and $20,000, respectively, for Mr. Stephens.

Directors' Compensation

     As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1998, 1999 or 2000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     Fairwood's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of February 28, 2001, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

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

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and
  300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted
  200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that

CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Small Business Administration has extended the December 31, 1997 conversion date to December 31, 2002. The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citigroup and is an affiliate of CSCL.

** Mr. Muqaddam disclaims beneficial ownership of these shares owned of record by CVCL which are attributed to him by reason of his status as an officer of CVCL.

Ownership by Directors and Officers

     As of February 28, 2001, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 2000 is payable to CSCL, an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, a director of the Company, is a vice president of CVCL and CSCL. During 2000 and at December 31, 2000, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $615.6 million. See Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 2000 the Company borrowed approximately $57.0 million from CSCL and made no payments to CSCL. During 2001 it is anticipated that approximately $63.3 million will be borrowed from CSCL and that no repayments to CSCL will be made. It is also anticipated that interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will not be paid.

     399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly Simmons Holding Corporation) ("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam is a vice president of VPI and a director of Furnishings, Simmons and the Company. Stratford and Simmons were parties to a Manufacturing Agreement dated as of November 29, 1995 (the "Agreement"). Under this Agreement, Stratford had agreed to manufacture product for and supply product on behalf of Simmons for a term of one year, subject to automatic annual renewals, unless terminated by either party. (See Note 8 to the Company's Consolidated Financial Statements set forth in Item 8). The Agreement was terminated in 1999.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                              Page
                                                                           ----


         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report...................................    16
         Consolidated Balance Sheets at December 31, 2000 and 1999......    17
         Consolidated Statements of Operations for the Years ended
           December 31, 2000, 1999 and 1998.............................    18
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 2000, 1999 and 1998.........    19
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 2000, 1999 and 1998..............................    20
         Notes to Consolidated Financial Statements .................... 21-36


     2.  Financial Statement Schedule

         For the three years ended December 31, 2000:

         Schedule II--Valuation and Qualifying Accounts

          and Reserves..................................................   49

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

          (4.59) Twenty-fourth Amendment, dated as of April 2, 1999, to Credit Agreement (incorporated by reference to Exhibit 4.59 of the 1999 Form 10-K).

          (4.60) Twenty-fifth Amendment, dated as of September 30, 1999, to Credit Agreement (incorporated by reference to Exhibit 4.60 of the 1999 Form 10-K).

          (4.61) Twenty-sixth Amendment, dated as of December 29, 1999, to Credit Agreement (incorporated by reference to Exhibit 4.61 of the 1999 Form 10-K).

          (4.62) Ninth Amendment, dated as of December 29, 1999, to the Senior Subordinated Debentures (incorporated by reference to
                    Exhibit 4.62 of the 1999 Form 10-K).

          (4.63) Twenty-seventh Amendment, dated as of December 29, 2000, to Credit Agreement.

          (4.64) Tenth Amendment, dated as of December 29, 2000, to the Senior Subordinated Debentures.

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

None

                                  Schedule II

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 2000, 1999 and 1998

                                 (In Thousands)

                             Balance at     Additions   Deductions    Balance
                             beginning     charged to      from      at close
       Description           of period      earnings     reserves    of period
       -----------           ----------    -----------  ----------   ---------

Valuation and qualifying
 accounts and reserves
deducted from accounts
 and notes receivable:

          2000
          ----
Allowance for discounts      $     25          120          121           24
Allowance for doubtful
 accounts                         300      (    18)          78          204
                             --------       ------       ------        -----
                             $    325          102          199          228
                             ========       ======       ======       ======



          1999
          ----
Allowance for discounts      $     71          123          169           25
Allowance for doubtful
 accounts                       1,246          197        1,143          300
                             --------       ------       ------        -----
                             $  1,317          320        1,312 (1)      325
                             ========       ======       ======       ======




          1998
          ----
Allowance for discounts      $     51          398          378           71
Allowance for doubtful
 accounts                       4,165      (   544)       2,373        1,246
                             --------       ------       ------       ------
                             $  4,216      (   146)       2,751        1,317
                             ========       ======       ======       ======

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

                                        FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        ----------------------------
                                        John B. Sganga
                                        Chief Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer


                                Date:   March 31, 2001
                                        --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                                        Title
                                        -----

/s/ John B. Sganga
---------------------------
John B. Sganga                          Director and Chief
                                        Financial Officer,
                                        Executive Vice President,
                                        Secretary and Treasurer
                                        (principal executive,
                                        financial and accounting
                                        officer)

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2001 by the following person on behalf of the Registrant and in the capacity indicated.

                                        Title
                                        -----

/s/ M. Saleem Muqaddam                  Director
--------------------------------
M. Saleem Muqaddam