Form 10-Q
period 2001-03-31
FAIRWOOD CORP
filed 2001-05-15
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                  ---------------------------------------------

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

                                                       Outstanding at
          Class                                        March 31, 2001
          -----                                    ----------------------

Class A Voting, $.01 Par Value                                   500
------------------------------                     ----------------------

Class B Non-Voting, $.01 Par Value                           999,800
----------------------------------                 ----------------------

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                            March 31,      December 31,
                           Assets                             2001             2000
                           ------                         ------------     ------------
                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                                  $   4,861            4,580
                                                              --------         --------

  Trade accounts receivable                                      9,758            9,501
  Less allowance for discounts and doubtful accounts               254              228
                                                              --------         --------

                                                                 9,504            9,273
                                                              --------         --------

  Inventories                                                    8,791            7,605

  Prepaid expenses and other current assets                        433              206
                                                              --------         --------


               Total current assets                             23,589           21,664
                                                              --------         --------



Property, plant and equipment, at cost                           8,350            8,327
  Less accumulated depreciation and amortization                 5,583            5,512
                                                              --------         --------

                                                                 2,767            2,815
                                                              --------         --------


Other assets                                                        40               40
                                                              --------         --------



                                                              $ 26,396           24,519
                                                              ========         ========


                                                                     (Continued)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                             (Dollars in thousands)


                                                            March 31,     December 31,
                 Liabilities and Deficit                      2001            2000
                 -----------------------                  ------------    -----------
                                                          (Unaudited)
Current Liabilities:
  Current maturities of long-term debt:
    Revolving credit                                          $447,669              -
    Senior subordinated debentures                              80,000              -
    Senior subordinated pay-in-kind debentures                 105,853        105,853
    Merger debentures                                           62,928         62,928
  Accrued interest                                             179,564        176,408
  Accounts payable                                               3,000          1,972
  Due to affiliate                                               3,970          3,976
  Accrued expenses                                               3,196          3,224
  Federal and state income taxes                                   133            133
                                                              --------       --------

               Total current liabilities                       886,313        354,494
                                                              --------       --------

Long-term debt:
  Revolving credit                                                   -        429,772
  Senior subordinated debentures                                     -         80,000
                                                              --------       --------

                                                                     -        509,772
                                                              --------       --------
Other liabilities                                                3,703          3,403
                                                              --------       --------

Redeemable preferred stock:
  Junior preferred, cumulative, par value $.01 per share           100            100
                                                              --------       --------

Common stock and other shareowners' deficit:
  Common stock and additional paid-in capital                   55,948         55,948
  Accumulated other comprehensive loss -
    Minimum pension liability                                (   2,102)     (   2,102)
  Accumulated deficit                                        ( 917,566)     ( 897,096)
                                                              --------       --------

                                                             ( 863,720)     ( 843,250)
                                                              --------       --------


                                                             $  26,396         24,519
                                                              ========       ========

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations

                                 (In thousands)




                                                                      Three Months Ended
                                                                  --------------------------

                                                                   March 31,       April 1,
                                                                     2001           2000
                                                                   --------       ---------

Net sales                                                         $  14,834         13,463
                                                                    -------        -------


Cost of sales                                                        11,866         10,675

Selling, administrative and
  general expenses                                                    2,410          2,381
                                                                    -------        -------


                                                                     14,276         13,056
                                                                    -------        -------



Operating income                                                        558            407


Interest income                                                          66             46


Interest on indebtedness                                           ( 21,060)      ( 20,021)


Loss on sale of property and equipment                             (      2)             -
                                                                    -------        --------


Loss before income taxes                                           ( 20,438)      ( 19,568)


Provision for income taxes                                                -              -
                                                                    -------        -------


Net loss                                                          $( 20,438)      ( 19,568)
                                                                    =======        =======



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                    Three Months Ended
                                                                --------------------------
                                                                  March 31,     April 1,
                                                                    2001          2000
                                                                  --------      --------

Cash flows from operating activities:
  Net loss                                                       $( 20,438)     ( 19,568)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     72            90
      Loss on disposal of property and equipment                         2             -
      Changes in assets and liabilities:
        Accounts receivable                                       (    231)     (    241)
        Inventories                                               (  1,186)     (  2,031)
        Prepaid expenses and other current assets                 (    227)     (    292)
        Accounts payable                                               996      (    205)
        Accrued expenses and interest                                3,128         3,323
        Other, net                                                     300           349
                                                                   -------       -------
Cash used in operating activities                                 ( 17,584)     ( 18,575)
                                                                   -------       -------

Cash flows from investing activities:
  Disposition of property and equipment                                  1             -
  Capital expenditures                                            (     27)     (     49)
                                                                   -------       -------
Cash used in investing activities                                 (     26)     (     49)
                                                                   -------       -------

Cash flows from financing activities:
  Repayments to affiliate                                         (      6)            -
  Proceeds from revolving credit                                    17,897        16,746
                                                                   -------       -------
Cash provided by financing activities                               17,891        16,746
                                                                   -------       -------
Increase (decrease) in cash and cash equivalents                       281      (  1,878)
Cash and cash equivalents:
  Beginning of period                                                4,580         5,135
                                                                   -------       -------
  End of period                                                  $   4,861         3,257
                                                                   =======       =======

Supplemental schedule of cash flow information
----------------------------------------------
Cash paid during period for:
  Interest                                                       $  17,904        16,752

Supplemental schedule of noncash operating and financing activities
-------------------------------------------------------------------
In the three month periods ended March 31, 2001 and April 1, 2000 the Company recognized $32 thousand and $27 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, to present fairly the results of operations and cash flows for the three months ended March 31, 2001 and April 1, 2000, and the financial position at March 31, 2001 and December 31, 2000. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation's ("Fairwood or Company") audited consolidated financial statements included in the 2000 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation ("Consolidated Furniture") which is the parent of Furniture Comfort Corporation ("Furniture Comfort"), formerly Futorian Furnishings, Inc., whose operating division, Barcalounger Division ("Barcalounger") manufactures motion upholstered residential furniture.

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

4. All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:


                                          March 31, 2001    December 31, 2000
                                          --------------    -----------------
                                            (Unaudited)

        Raw materials                        $ 5,005              4,334
        In process                             2,090              1,838
        Finished goods                         3,033              2,770
                                              ------             ------
        Inventories at
          first-in, first out                 10,128              8,942
        LIFO reserve                           1,337              1,337
                                              ------             ------
        Inventories at LIFO                  $ 8,791              7,605
                                              ======             ======

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


5. In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service ("IRS") arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $3.9 million and taxes of $0.1 million remains at March 31, 2001. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

        No provision for Federal income taxes has been provided during the three months ended March 31, 2001 and April 1, 2000, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6. On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $175.7 million on the Fairwood Debentures, which includes $106.6 million due to Court Square Capital Limited ("CSCL"), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2001. On January 3, 1996, certain holders of the Fairwood public debentures (the "Bondholders") filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

        Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. As of the date hereof, Fairwood operated as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertains only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, are not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


        January 4, 2001 entered an order affirming the judgment of the District Court. Consolidated Furniture and subsidiaries in the meantime continue to operate in the normal course of business. (See note 9).

        Fairwood continues to recognize interest expense related to the Merger Debentures and Senior Subordinated Debentures although the interest on these notes may not be payable upon the final confirmation of the Chapter 11 bankruptcy proceedings. Interest expense of $6.8 million was recorded related to these notes on the Unaudited Condensed Consolidated Statements of Operations in each of the first quarters of 2001 and 2000.

7. Consolidated Furniture's revolving credit under its Credit Agreement with CSCL, an affiliate (the "Credit Agreement") and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of March 31, 2001. Consolidated Furniture intends to negotiate an extension of these maturity dates prior to January 2, 2002. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension will not be on terms less favorable than those currently in place.

        Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000.

        The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). All of the Fairwood Debentures at March 31, 2001 and December 31, 2000, and $175.7 million and $168.9 million of accrued interest and $0.7 million and $0.6 million of accrued preferred stock dividends at March 31, 2001 and December 31, 2000, respectively, were subject to compromise in the bankruptcy proceedings. (See note 9).

8. Prior to Furniture Comfort's sale of its Stratford operating division, Fairwood's reportable segments were two strategic business units that offered different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

                      FAIRWOOD CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements


        The segment financial information, in thousands, is as follows:





                        Three months ended March 31, 2001
                                   (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $        -     $     14,834    $       -     $          -    $   14,834
Interest expense, net            -          (    55)      21,049                -        20,994
Segment profit (loss)            -            1,216     ( 21,654)               -      ( 20,438)


                        Three months ended April 1, 2000
                                   (unaudited)


                         Stratford     Barcalounger    Corporate     Eliminations      Totals
                         ---------     ------------    ---------     ------------    -----------

Revenues from external
 customers              $        -     $     13,463    $       -     $          -    $   13,463
Interest expense, net            -          (    22)      19,997                -        19,975
Segment profit (loss)            -            1,065     ( 20,633)               -      ( 19,568)


     9. By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood's Chapter 11 case. It is not yet known what further action, if any, the Bondholders will or could take. The Company has not yet determined what effect this dismissal will have on the Company going forward.

Item 2.

                     FAIRWOOD CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Certain information in this quarterly report on Form 10-Q, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or derivatives thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Liquidity and Capital Resources

At March 31, 2001, the Company had long-term debt of approximately $696.5 million, all of which is classified as current liabilities and approximately $633.6 is owed to Court Square Capital Limited ("CSCL"), an affiliate. Long-term debt was approximately $678.6 million at December 31, 2000, of which $168.8 million was current and approximately $615.7 million was owed to CSCL. Accrued interest on long-term debt was approximately $179.6 million and $176.4 million at March 31, 2001 and December 31, 2000, respectively. Approximately $106.6 million and $106.1 million of the accrued interest was owed to CSCL at March 31, 2001 and December 31, 2000, respectively. The Company's outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures"). All of the Fairwood Debentures at March 31, 2001 and December 31, 2000, and $175.7 million and $168.9 million of accrued interest and $0.7 million and $0.6 million of accrued preferred stock dividends at March 31, 2001 and December 31, 2000, respectively, were subject to compromise in the bankruptcy proceedings.

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

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $175.7 million on the Fairwood Debentures, which includes $106.6 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2001.

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

By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood's Chapter 11 case. It is not yet known what further action, if any, the Bondholders will or could take. The Company has not yet determined what effect this dismissal will have on the Company going forward.

Fairwood's failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000.

Consolidated Furniture, Fairwood's wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 2000 and the first quarter of 2001, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first three months of 2001 were approximately $17.9 million. There were no principal repayments to CSCL during the first three months of 2001. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. However, there can be no assurance that CSCL will continue to increase its revolving credit line to Consolidated Furniture to allow Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and funding from CSCL will be adequate to meet Consolidated Furniture's obligations on the revolving credit and the senior subordinated debentures through December 31, 2001.

Consolidated Furniture's revolving credit and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2001. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL prior to January 2, 2002. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood's consolidated financial statements as of December 31, 2000 included in Fairwood's Form 10-K, and footnote 3 to Fairwood's condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended March 31, 2001 Versus Three Months Ended April 1, 2000

The following discussion presents the material changes in results of operations, which have occurred in the first quarter of 2001 in comparison to the same period in 2000.

Net sales on a consolidated basis were approximately $14.8 million in the first quarter of 2000, an increase of 9.6% from last year's first quarter consolidated net sales of approximately $13.5 million. This increase in sales reflects an increase of 9.7% in the average selling prices and an increase in sales volume of 1.5% in the first quarter of 2001 versus 2000. The increase in average selling price is the result of price increases, with the results being reflected with July 2000 shipments.

Cost of sales on a consolidated basis increased 11.2% in the first quarter of 2001 to $11.9 million, or 80.4% of net sales, as compared to $10.7 million, or 79.3% of net sales, in 2000. The increase in cost of sales as a percentage of net sales was primarily the result of increased costs in 2001 for employee hospitalization insurance and increases in customer service expenses partially offset by the April 2000 price increases.

Consolidated selling, administrative and general expenses for the first quarters of 2001 and 2000 were approximately $2.4 million.

Interest expense, was approximately $21.1 million and $20.0 million for the first quarters of 2001 and 2000, respectively, an increase of approximately 5.5%. The increase was primarily due to increased borrowings on the Credit Agreement.

No income taxes have been provided in the first quarters of 2001 and 2000, respectively, as the Company is in a net operating loss carryforward position. For a discussion of the status of the IRS examination, refer to the Company's consolidated financial statements as of December 31, 2000 included in the Company's Form 10-K, and footnote 5 to the Company's unaudited condensed consolidated financial statements included herein.

                                   EXHIBIT A

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Fairwood is exposed to risks related to fluctuations in interest rates on the revolving credit facility and term loan agreement and the Credit Agreement. Fairwood does not utlilize interest rate swaps, forwards or option contracts on foreign currencies or commodities, or other types of derivative instruments. Fairwood has other borrowing facilities, however these have fixed interest rates.

        For fixed rate debt, changes in interest rates generally affect the fair value of the underlying indebtedness, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value, but do affect future earnings and cash flows.

        Assuming the amount outstanding under the Credit Agreement remains at $447.7 million, the balance at March 31, 2001, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $4.5 million. The fixed rate debt includes the following (in thousands):

                                                                                Interest rate
                                                           Amount             At March 31, 2001
Senior subordinated debentures, due 2002               $   80,000                   18%
Senior subordinated pay-in-kind debentures, due 2001      105,853               15-1/2%
Merger debentures, due 2004                                62,928               16-7/8%
                                                       ----------
                                                       $  248,781
                                                       ----------

        The fair value of the fixed rate debt, and changes in fair value due to fluctuations in market rates cannot be reasonably estimated considering Fairwood's ongoing financial difficulties.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant's Form 10-K for the year ended December 31, 2000 for a description of pending legal action.

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











Date:  May 15, 2001