Form 10-Q
period 2001-06-30
FAIRWOOD CORP
filed 2001-08-14
CIK 854087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(302) 884-6749
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes    X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at
Class	June 30, 2001

Class A Voting, $.01 Par Value	500

Class B Non-Voting, $.01 Par Value	999,800

FAIRWOOD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
Assets	2001	2000

	(Unaudited)
Current Assets:

Cash and cash equivalents	$6,531	4,580

Trade accounts receivable	7,710	9,501

Less allowance for discounts and doubtful accounts	331	228

	7,379	9,273

Inventories	7,966	7,605

Prepaid expenses and other current assets	268	206

Total current assets	22,144	21,664

Property, plant and equipment, at cost	8,353	8,327

Less accumulated depreciation and amortization	5,655	5,512

	2,698	2,815

Other assets	40	40

	$24,882	24,519

(Continued)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Dollars in thousands)

	June 30,	December 31,
Liabilities and Deficit	2001	2000

	(Unaudited)
Current Liabilities:

Current maturities of long-term debt:

Revolving credit	$457,463	—

Senior subordinated debentures	80,000	—

Senior subordinated pay-in-kind debentures	105,853	105,853

Merger debentures	62,928	62,928

Accrued interest	190,056	176,408

Accounts payable	2,303	1,972

Due to affiliate	3,963	3,976

Accrued expenses	2,372	3,224

Federal and state income taxes	133	133

Total current liabilities	905,071	354,494

Long-term debt:

Revolving credit	—	429,772

Senior subordinated debentures	—	80,000

	—	509,772

Other liabilities	3,988	3,403

Redeemable preferred stock:

Junior preferred, cumulative, par value $.01 per share	100	100

Common stock and other shareowners’ deficit:

Common stock and additional paid-in capital	55,948	55,948

Accumulated other comprehensive loss - Minimum pension liability	(2,102)	(2,102)

Accumulated deficit	(938,123)	(897,096)

	(884,277)	(843,250)

	$24,882	24,519

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales	$12,426	15,047	27,260	28,510

Cost of sales	10,254	12,113	22,120	22,788

Selling, administrative and general expenses	2,458	2,572	4,868	4,953

	12,712	14,685	26,988	27,741

Operating income (loss)	(286)	362	272	769

Interest income	53	31	119	77

Interest on indebtedness	(20,292)	(21,555)	(41,352)	(42,576)

Other income (expenses), net	2	(14)	—	(14)

Loss before income taxes	(20,523)	(22,176)	(40,961)	(41,744)

Provision for income taxes	—	—	—	—

Net loss	$(20,523)	(22,176)	(40,961)	(41,744)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Cash flows from operating activities:

Net loss	$(40,961)	(41,744)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	144	189

Loss on disposal of property and equipment	2	—

Changes in assets and liabilities, net of disposition:

Accounts receivable	1,894	(1,439)

Inventories	(361)	(1,705)

Prepaid expenses and other current assets	(62)	(79)

Accounts payable	265	(118)

Accrued expenses	12,796	14,044

Other, net	585	649

Cash used — operating activities	(25,698)	(30,203)

Cash flows from investing activities:

Disposition of property, plant and equipment	1	—

Capital expenditures	(30)	(97)

Cash provided (used) — investing activities	(29)	(97)

Cash flows from financing activities:

Repayments to affiliate	(13)	—

Proceeds from revolving credit	27,691	27,213

Cash provided — financing activities	27,678	27,213

Increase (decrease) in cash and cash equivalents	1,951	(3,087)

Cash and cash equivalents:

Beginning of period	4,580	5,135

End of period	$6,531	2,048

Supplemental schedule of cash flow information Cash paid during year for:

Interest	$27,704	27,188

Income tax payments, net	—	—

Supplemental schedule of noncash operating and financing activities
In the six month periods ending June 30, 2001 and July 1, 2000 the Company recognized $66 thousand and $55 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid

Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results of operations for the three and six months ended June 30, 2001 and July 1, 2000, the financial position at June 30, 2001 and December 31, 2000 and the cash flows for the six months ended June 30, 2001 and July 1, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made for 2000 amounts to conform to the 2001 presentations.

2.	The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation’s (“Fairwood or Company”) audited consolidated financial statements included in the 2000 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation (“Consolidated Furniture”) which is the parent of Furniture Comfort Corporation (“Furniture Comfort”), formerly Futorian Furnishings, Inc., whose operating division, Barcalounger Division (“Barcalounger”) manufactures motion upholstered residential furniture.

3.	Fairwood’s comprehensive loss includes a minimum pension liability on its subsidiaries retirement plan, which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statements of operations.

4.	All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

	June 30, 2001	December 31, 2000

	(Unaudited)

Raw materials	$4,844	4,334

In process	1,787	1,838

Finished goods	2,872	2,770

Inventories at first-in, first out	9,503	8,942

LIFO reserve	1,537	1,337

Inventories at LIFO	$7,966	7,605

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5.	In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service (“IRS”) arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $4.0 million and taxes of $0.1 million remains at June 30, 2001. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

No provision for Federal income taxes has been provided during the three months ended June 30, 2001 and July 1, 2000, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6.	On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”) and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $182.4 million on the Fairwood Debentures, which includes $110.7 million due to Court Square Capital Limited (“CSCL”), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2001. On January 3, 1996, certain holders of the Fairwood public debentures (the “Bondholders”) filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court.”) Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11 and continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation’s direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, were not parties to the bankruptcy. In April 1997, the Bondholders’ filed a Motion with the Bankruptcy Court seeking to convert Fairwood’s Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders’ motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court’s decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court and that order has become final.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood’s Chapter 11 case and that order has become final. It is not yet known what further action, if any, the Bondholders will or could take. The Company has not yet determined what affect this dismissal will have on the Company going forward.

7.	Consolidated Furniture’s revolving credit under its Credit Agreement with CSCL, an affiliate (the “Credit Agreement”) and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet of the Company as of June 30, 2001. Consolidated Furniture intends to negotiate an extension of these maturity dates prior to January 2, 2002. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension will not be on terms less favorable than those currently in place.

Fairwood’s failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000.

The Company’s outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”).

8.	Prior to Furniture Comfort’s sale of its Stratford operating division, Fairwood’s reportable segments were two strategic business units that offered different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

The segment financial information, in thousands, is as follows:

	Six months ended June 30, 2001

	(unaudited)
	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$27,260	$—	$—	$27,260

Interest expense (income), net	—	(98)	41,331	—	41,233

Segment profit (loss)	—	1,783	(42,744)	—	(40,961)

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended July 1, 2000

	(unaudited)
	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$28,510	$—	$—	$28,510

Interest expense (income), net	—	(31)	42,530	—	42,499

Segment profit (loss)	—	2,371	(44,115)	—	(41,744)

	Three months ended June 30, 2001

	(unaudited)
	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$12,426	$—	$—	$12,426

Interest expense (income), net	—	(43)	20,282	—	20,239

Segment profit (loss)	—	567	(21,090)	—	(20,523)

	Three months ended July 1, 2000

	(unaudited)
	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$15,047	$—	$—	$15,047

Interest expense (income), net	—	(9)	22,533	—	22,524

Segment profit (loss)	—	1,306	(23,482)	—	(22,176)

Item 2.

FAIRWOOD CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Certain information in this quarterly report on Form 10-Q, including but not limited to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or derivatives thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Liquidity and Capital Resources

At June 30, 2001, the Company had long-term debt of approximately $706.2 million, all of which is classified as current liabilities and approximately $643.3 is owed to Court Square Capital Limited (“CSCL”), an affiliate. Long-term debt was approximately $678.6 million at December 31, 2000, of which $168.8 million was current and approximately $615.7 million was owed to CSCL. Accrued interest on long-term debt was approximately $186.0 million and $176.4 million at June 30, 2001 and December 31, 2000, respectively. Approximately $114.3 million and $106.1 million of the accrued interest was owed to CSCL at June 30, 2001 and December 31, 2000, respectively. The Company’s outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”).

Fairwood is a holding company with no operations. The Company has effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries will not for the foreseeable future be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood’s sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood’s obligations under the Fairwood Debentures are collateralized by Fairwood’s pledge of its interest in Consolidated Furniture’s stock. CSCL, as holder of Fairwood’s senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such stock. The Fairwood Debentures are obligations of Fairwood. Consolidated Furniture is not an obligor under the Fairwood Debentures.

However, Consolidated Furniture is an obligor under the Credit Agreement with CSCL (the “Credit Agreement”). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations. Its primary asset is the outstanding stock of Furniture Comfort Corporation (“Furniture Comfort”, formerly Futorian Furnishings, Inc.), which has operations that it conducts through its one remaining operating division, Barcalounger. Furniture Comfort is also a direct obligor under the Credit Agreement and has pledged substantially all of its assets to collateralize the obligations under the Credit Agreement. Furniture Comfort is not an obligor on the Fairwood Debentures.

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $182.4 million on the Fairwood Debentures, which includes $110.7 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2001.

There can be no assurance that Fairwood will be able to continue as a going concern. On January 3, 1996, certain holders of the Fairwood public debentures (the “Bondholders”) filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court.”) Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11 and continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation’s direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, were not parties to the bankruptcy. In April 1997, the Bondholders’ filed a Motion with the Bankruptcy Court seeking to convert Fairwood’s Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders’ motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court’s decision in all respects. The Bondholders appealed to the Second Circuit Court of Appeals, which on January 4, 2001 entered an order affirming the judgment of the District Court and that order has become final.

By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood’s Chapter 11 case and that order has become final. It is not yet known what further action, if any, the Bondholders will or could take. The Company has not yet determined what affect this dismissal will have on the Company going forward.

Fairwood’s failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000.

Consolidated Furniture, Fairwood’s wholly-owned subsidiary, is expected to service its interest payment obligations under the Credit Agreement and senior subordinated debentures from its cash flow from operations and available credit facilities. Throughout 2000 and the first six months of 2001, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first six months of 2001 were approximately $27.7 million. There were no principal repayments to CSCL during the first six months of 2001. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. However, there can be no assurance that CSCL will continue to increase its revolving credit line to Consolidated Furniture to allow Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures, senior subordinated pay-in-kind debentures and merger debentures also have certain restrictions as to the payment and transfer of moneys.

Management believes that cash flow from operations and expected funding from CSCL will be adequate to meet Consolidated Furniture’s obligations on the revolving credit and the senior subordinated debentures through December 31, 2001.

Consolidated Furniture’s revolving credit and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2001. Consolidated Furniture intends to negotiate an extension of these maturity dates with CSCL prior to January 2, 2002. However, there can be no assurance that Consolidated Furniture will be able to negotiate such an extension, or that the terms of such extension will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood’s consolidated financial statements as of December 31, 2000 included in Fairwood’s Form 10-K, and footnote 3 to Fairwood’s condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended June 30, 2001 Versus Three Months Ended July 1, 2000

The following discussion presents the material changes in results of operations, which have occurred in the second quarter of 2001 in comparison to the same period in 2000.

Net sales on a consolidated basis were approximately $12.4 million in the second quarter of 2001, a decrease of 17.3% from last year’s second quarter consolidated net sales of approximately $15.0 million. This decrease in sales reflects an increase of 3.8% in the average selling prices and a decrease in sales volume of 19.7% in the second quarter of 2001 versus 2000. The increase in average selling price is the result of price increases, with the results being reflected with July 2000 shipments. The decrease in sales volume is the result of the substantial backlog created in 2000 from the flood in September 1999, which created a continued strong demand from our dealers for product through June 2000 and the result of the downturn in the economy, which had a major impact on the furniture industry during the second quarter of 2001.

Cost of sales on a consolidated basis decreased 14.9% in the second quarter of 2001 to $10.3 million, or 83.1% of net sales, as compared to $12.1 million, or 80.7% of net sales, in 2000. The increase in cost of sales as a percentage of net sales was primarily the result of increased costs in 2001 for employee hospitalization insurance and increases in customer service expenses partially offset by the April 2000 price increases.

Consolidated selling, administrative and general expenses for the second quarters of 2001 and 2000 were approximately $2.5 million and $2.6 million, respectively, representing a decrease of 3.8%.

Interest expense, was approximately $20.3 million and $21.6 million for the second quarters of 2001 and 2000, respectively, a decrease of 6.0%. The decrease was primarily due to decreases in interest rate off-set partially by increased borrowings on the Credit Agreement.

Six Months Ended June 30, 2001 Versus Six Months Ended July 1, 2000

The following discussion presents the material changes in results of operations, which have occurred in the first six months of 2001 in comparison to the same period in 2000.

Net sales on a consolidated basis were approximately $27.3 million in the first six months of 2001, a decrease of 4.2% from last year’s first six months consolidated net sales of approximately $28.5 million. This decrease in sales reflects an increase of 6.7% in the average selling prices and a decrease in sales volume of 9.5% in the first six months of 2001 versus 2000. The increase in average selling price is the result of price increases, with the results being reflected with July 2000 shipments. The decrease in sales volume is the result of the substantial backlog created in 2000 from the flood in September 1999, 5 down days in January 2000 due to excessive snow and a continued strong demand from our dealers for product through March 2000.

Cost of sales on a consolidated basis decreased 3.1% in the first six months of 2001 to approximately $22.1 million, or 81.0% of net sales, as compared to $22.8 million, or 80.0% of net sales, in 2000. The increase in cost of sales as a percentage of net sales was primarily the result of decreases in production, which reduced overhead absorption, and increases in costs for group hospitalization insurance.

Consolidated selling, administrative and general expenses for the first six months of 2001 and 2000 were approximately $4.9 million and $5.0 million, respectively, representing a decrease of 2.0%.

Interest expense, was approximately $41.4 million and $42.6 million for the first six months of 2001 and 2000, respectively, a decrease of 2.8%. The decrease was primarily due to decreases in interest rate offset partially by increased borrowings on the Credit Agreement.

No income taxes have been provided in the first six months of 2001 and 2000, respectively, as the Company is in a net operating loss carry forward position, and a valuation allowance has been increased to offset any future benefit from these positions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fairwood is exposed to risks related to fluctuations in interest rates on the Credit Agreement. Fairwood does not utilize interest rate swaps, forwards or option contracts on foreign currencies or commodities, or other types of derivative instruments. Fairwood has other borrowing facilities, however these have fixed interest rates.

For fixed rate debt, changes in interest rates generally affect the fair value of the underlying indebtedness, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair value, but do affect future earnings and cash flows.

Assuming the amount outstanding under the Credit Agreement remains at $457.5 million, the balance at June 30, 2001, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $4.6 million. The fixed rate debt includes the following (in thousands):

		Interest rate
	Amount	At June 30, 2001

Senior subordinated debentures, due 2002	$80,000	18%

Senior subordinated pay-in-kind debentures, due 2001	105,853	15-1/2%

Merger debentures, due 2004	62,928	16-7/8%

	$248,781

The fair value of the fixed rate debt, and changes in fair value due to fluctuations in market rates cannot be reasonably estimated considering Fairwood’s ongoing financial difficulties.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Item 3, Legal Proceedings, previously reported in the Registrant’s Form 10-K for the year ended December 31, 2000 for a description of pending legal action.

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

FAIRWOOD CORPORATION (Registrant)

/s/ John B. Sganga John B. Sganga Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Date: August 14, 2001