Form 10-Q
period 2001-09-29
FAIRWOOD CORP
filed 2001-11-13
CIK 854087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-18446

Fairwood Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3472113

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Center 1201 N. Orange St., Suite 790, Wilmington, DE	19801

(Address of principal executive offices)	(Zip Code)

(302) 884-6749

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Outstanding at
Class	September 29, 2001

Class A Voting, $.01 Par Value	500

Class B Non-Voting, $.01 Par Value	999,800

FAIRWOOD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 29,	December 31,
Assets	2001	2000

	(Unaudited)
Current Assets:

Cash and cash equivalents	$5,853	4,580

Trade accounts receivable	7,876	9,501

Less allowance for discounts and doubtful accounts	298	228

	7,578	9,273

Inventories	7,882	7,605

Prepaid expenses and other current assets	320	206

Total current assets	21,633	21,664

Property, plant and equipment, at cost	6,077	8,327

Less accumulated depreciation and amortization	4,380	5,512

	1,697	2,815

Other assets	40	40

	$23,370	24,519

(Continued)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Dollars in thousands)

	September 29,	December 31,
Liabilities and Deficit	2001	2000

	(Unaudited)
Current Liabilities:

Current maturities of long-term debt:

Revolving credit	$457,463	—

Senior subordinated debentures	80,000	—

Senior subordinated pay-in-kind debentures	105,853	105,853

Merger debentures	62,928	62,928

Accrued interest	209,629	176,408

Accounts payable	2,207	1,972

Due to affiliate	3,959	3,976

Accrued expenses	2,692	3,224

Federal and state income taxes	133	133

Total current liabilities	924,864	354,494

Long-term debt:

Revolving credit	—	429,772

Senior subordinated debentures	—	80,000

	—	509,772

Other liabilities	3,338	3,403

Redeemable preferred stock:

Junior preferred, cumulative, par value $.01 per share	100	100

Common stock and other shareowners’ deficit:

Common stock and additional paid-in capital	55,948	55,948

Accumulated other comprehensive loss -

Minimum pension liability	(2,102)	(2,102)

Accumulated deficit	(958,778)	(897,096)

	(904,932)	(843,250)

	$23,370	24,519

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended

	September 29	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	$12,301	14,894	39,561	43,404

Cost of sales	10,075	11,645	32,195	34,433

Selling, administrative and general expenses	2,411	2,200	7,279	7,153

	12,486	13,845	39,474	41,586

Operating income (loss)	(185)	1,049	87	1,818

Interest income	50	30	169	107

Interest on indebtedness	(19,580)	(21,304)	(60,932)	(63,880)

Other income (expense)	(903)	14	(903)	—

Loss before income taxes	(20,618)	(20,211)	(61,579)	(61,955)

Provision for income taxes	—	—	—	—

Net loss	$(20,618)	(20,211)	(61,579)	(61,955)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended

	September 29,	September 30,
	2001	2000

Cash flows from operating activities:

Net loss	$(61,579)	(61,955)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	244	278

Loss on write down of capital lease	907	—

Changes in assets and liabilities, net of effect of disposition:

Accounts receivable	1,695	(1,292)

Inventories	(277)	(1,315)

Prepaid expenses and other current assets	(114)	(104)

Accounts payable	132	(609)

Accrued expenses	32,689	17,124

Other, net	(65)	944

Cash used — operating activities	(26,368)	(46,929)

Cash flows from investing activities:

Capital expenditures	(33)	(153)

Cash provided (used) — investing activities	(33)	(153)

Cash flows from financing activities:

Proceeds from revolving credit	27,691	45,472

Repayment of affiliate advances	(17)	(68)

Cash provided — financing activities	27,674	45,404

Increase (decrease) in cash and cash equivalents	1,273	(1,678)

Cash and cash equivalents:

Beginning of period	4,580	5,135

End of period	$5,853	3,457

Supplemental schedule of cash flow information

Cash paid during year for:

Interest	$27,711	45,491

Income tax refunds (payments), net	—	38

Supplemental schedule of noncash operating and financing activities

         In the nine month periods ending September 29, 2001 and September 30, 2000 the Company recognized $103 thousand and $85 thousand, respectively, of accrued dividends payable to shareholders, which dividends have not been paid.

         Cash and cash equivalents include cash in banks and highly-liquid short-term investments having a maturity of three months or less on date of purchase.

         See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results of operations for the three and nine months ended September 29, 2001 and September 30, 2000, the financial position at September 29, 2001 and December 31, 2000 and the cash flows for the nine months ended September 29, 2001 and September 30, 2000. The results of operations for the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

2.	The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Fairwood Corporation’s (“Fairwood or Company”) audited consolidated financial statements included in the 2000 annual report on Form 10-K. Fairwood is a holding company as is its subsidiary, Consolidated Furniture Corporation (“Consolidated Furniture”) which is the parent of Furniture Comfort Corporation (“Furniture Comfort”), formerly Futorian Furnishings, Inc., whose operating division, Barcalounger Division (“Barcalounger”) manufactures motion upholstered residential furniture.

On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned direct subsidiary Furniture Comfort Corporation (Fairwood's only remaining operating subsidiary) to Court Square Capital Limited as payment in full of $24 million of the principal amount outstanding under the Credit Agreement dated September 22, 1989 (the “Credit Agreement”) among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender. As a result of this transaction Fairwood no longer has any operations and its activities will be limited to liquidating its remaining legal entities.

3.	Fairwood’s comprehensive loss includes a minimum pension liability on its subsidiaries retirement plan, which is calculated and reported annually. As a result, the minimum pension liability has no effect on the quarterly unaudited condensed consolidated statements of operations.

4.	All inventories (materials, labor and overhead) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. The components of inventory, in thousands, are as follows:

	September 29, 2001	December 31, 2000

	(Unaudited)
Raw materials	$4,506	4,334

In process	2,048	1,838

Finished goods	2,865	2,770

Inventories at first-in, first out	9,419	8,942

LIFO reserve	1,537	1,337

Inventories at LIFO	$7,882	7,605

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5.	In the second quarter of 1999, Fairwood paid an estimated tax liability to the Internal Revenue Service (“IRS”) arising out of an IRS examination. Fairwood continues to be obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $4.1 million and taxes of $0.1 million remains at September 29, 2001. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively, on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

No provision for Federal income taxes has been provided during the three months ended September 29, 2001 and September 30, 2000, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

6.	On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on its senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”) and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $189.2 million on the Fairwood Debentures, which includes $114.8 million due to Court Square Capital Limited (“CSCL”), is included in accrued interest on the accompanying unaudited condensed consolidated balance sheet as of September 29, 2001. On January 3, 1996, certain holders of the Fairwood public debentures (the “Bondholders”) filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court.”) Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. Through May 9, 2001, Fairwood continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation’s direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, were not parties to the bankruptcy. In April 1997, the Bondholders’ filed a motion with the Bankruptcy Court seeking to convert Fairwood’s Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders’ motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court’s decision in all respects. By notice dated April 11, 2000, the Bondholder’s have appealed the District Court’s decision to the Second Circuit Court of Appeals.

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

7.	Consolidated Furniture’s revolving credit under its Credit Agreement with CSCL, an affiliate, and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 29, 2001. As of September 29, 2001 Consolidated Furniture was not in compliance with certain financial covenants and the revolving credit and senior subordinated debentures are in technical default. Consolidated Furniture may attempt to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2002. However, there can be no assurance that if Consolidated Furniture attempts to negotiate such an extension that it will be successful, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

Fairwood’s failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures would be currently due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of September 29, 2001 (unaudited) and December 31, 2000.

The Company’s outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”).

8.	Prior to Furniture Comfort’s sale of its Stratford operating division, Fairwood’s reportable segments were two strategic business units that offered different products. They were managed separately because each business had distinctly different markets and they had separate marketing and manufacturing facilities.

The segment financial information, in thousands, is as follows:

Nine months ended September 29, 2001
(unaudited)

	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$39,561	$—	$—	$39,561

Interest expense (income), net	—	(139)	60,902	—	60,763

Segment profit (loss)	—	2,474	(64,053)	—	(61,579)

FAIRWOOD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine months ended September 30, 2000
(unaudited)

	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$43,404	$—	$—	$43,404

Interest expense (income), net	1	(46)	63,818	—	63,773

Segment profit (loss)	(469)	3,790	(65,276)	—	(61,955)

Three months ended September 29, 2001
(unaudited)

	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$12,301	$—	$—	$12,301

Interest expense (income), net	—	(41)	19,571	—	19,530

Segment profit (loss)	—	691	(21,309)	—	(20,618)

Three months ended September 30, 2000
(unaudited)

	Stratford	Barcalounger	Corporate	Eliminations	Totals

Revenues from external customers	$—	$14,894	$—	$—	$14,894

Interest expense (income), net	—	(11)	21,285	—	21,274

Segment profit (loss)	(101)	1,419	(21,529)	—	(20,211)

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

Liquidity and Capital Resources

At September 29, 2001, the Company had long-term debt of approximately $706.2 million, all of which is classified as current liabilities and of which approximately $643.3 is owed to Court Square Capital Limited (“CSCL”), an affiliate. Long-term debt was approximately $678.6 million at December 31, 2000, of which $168.8 million was current and approximately $615.7 million was owed to CSCL. Accrued interest on long-term debt was approximately $205.5 million and $176.4 million at September 29, 2001 and December 31, 2000, respectively. Approximately $131.2 million and $106.1 million of the accrued interest was owed to CSCL at September 29, 2001 and December 31, 2000, respectively. The Company’s outstanding indebtedness includes its senior subordinated pay-in-kind debentures and merger debentures (collectively, the “Fairwood Debentures”). Fairwood had the option during the first five years to pay interest on the Fairwood Debentures either through cash payments or through the distribution of additional securities. During such five-year period, Fairwood distributed additional securities in satisfaction of its interest obligations.

Fairwood is a holding company with no operations. Prior to October 9, 2001 Fairwood had effectively no cash flow from its subsidiaries because the cash produced by the operations of the subsidiaries is not expected to be sufficient to permit the subsidiaries to transfer funds to Fairwood. Fairwood’s sole asset is the stock of Consolidated Furniture, its wholly-owned subsidiary. Fairwood’s obligations under the Fairwood Debentures are collateralized by Fairwood’s pledge of its interest in Consolidated Furniture’s capital stock. CSCL, as holder of Fairwood’s senior subordinated pay-in-kind debentures, has a first priority collateral interest in all of the outstanding capital stock of Consolidated Furniture, and the holders of the merger debentures have a second priority collateral interest in such capital stock. The Fairwood Debentures are obligations of Fairwood.

Consolidated Furniture is not an obligor under the Fairwood Debentures. However, Consolidated Furniture is an obligor under a revolving credit agreement with CSCL (the “Credit Agreement”). The Credit Agreement does not permit Consolidated Furniture to borrow funds and transfer them to Fairwood to enable Fairwood to make cash interest payments on the Fairwood Debentures. The borrowings under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture. Consolidated Furniture is also a holding company without operations.

On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned direct subsidiary Furniture Comfort Corporation (Fairwood’s only remaining operating subsidiary) to Court Square Capital Limited as payment in full of $24 million of the principal amount outstanding under the Credit Agreement dated September 22, 1989 (the “Credit Agreement”) among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender.

On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the Fairwood Debentures and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Accrued interest of $189.2 million on the Fairwood Debentures, which includes $114.8 million due to CSCL, is included in accrued interest in the accompanying unaudited condensed consolidated balance sheet as of September 29, 2001.

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

Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. Through May 9, 2001, Fairwood continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation’s direct and indirect subsidiaries, including Consolidated Furniture Corporation, Furniture Comfort Corporation, as well as its operating division, Barcalounger, were not parties to the bankruptcy. In April 1997, the Bondholders’ filed a motion with the Bankruptcy Court seeking to convert Fairwood’s Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders’ motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court’s decision in all respects. By notice dated April 11, 2000, the Bondholder’s have appealed the District Court’s decision to the Second Circuit Court of Appeals.

By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood’s Chapter 11 case and that order has become final. It is not yet known what further action, if any, the Bondholders will or could take. The Company has not yet determined what affect this dismissal will have on the Company going forward.

Fairwood’s failure to make the April 1, 1995 and subsequent period interest payments constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures, subject to a 180-day acceleration blockage provision. Upon acceleration, the Fairwood Debentures would be due and payable. Accordingly, the Fairwood Debentures have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 29, 2001.

Subsequent to the transfer of the Furniture Comfort Corporation stock in payment in full of $24 million of Consolidated Furniture’s debt the company no longer has any source of operating cash flows to service its debt obligations. Throughout 2000 and the first nine months of 2001, Consolidated Furniture funded interest obligations related to long-term indebtedness on the revolving line of credit and the senior subordinated debentures through increased borrowings from CSCL under the Credit Agreement. Borrowings from CSCL during the first nine months of 2001 were approximately $27.7 million. Repayment of $24 million was made through the transfer of the outstanding stock of furniture Comfort Corporation to CSCL during the first nine months of 2001. Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. CSCL has in the past increased its revolving credit line to Consolidated Furniture in order for Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. However, there can be no assurance that CSCL will continue to increase its revolving credit line to Consolidated Furniture to allow Consolidated Furniture to meet its debt service obligations on the revolving line of credit and the senior subordinated debentures. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood with the exception of amounts for (a) specified administrative expenses of Fairwood and (b) payment of income taxes. The senior subordinated debentures and the Fairwood Debentures also have certain restrictions as to the payment and transfer of moneys.

Consolidated Furniture’s revolving credit and senior subordinated debentures mature on January 2, 2002 and, accordingly, have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 29, 2001. As of September 29, 2001 Consolidated Furniture was not in compliance with certain financial covenants and the revolving credit and senior subordinated debentures is in technical default. Consolidated Furniture may attempt to negotiate an extension of these maturity dates with CSCL or refinance such indebtedness prior to January 2, 2002. However, there can be no assurance that if Consolidated Furniture attempts to negotiate such an extension that it will be successful, or that the terms of such extension or refinancing will not be on terms less favorable than those currently in place.

For a discussion of the status of the IRS examination, refer to Fairwood’s consolidated financial statements as of December 31, 2000 included in Fairwood’s Form 10-K, and footnote 5 to Fairwood’s condensed consolidated financial statements included herein.

Results of Operations

Three Months Ended September 29, 2001 Versus Three Months Ended September 30, 2000

The following discussion presents the material changes in results of operations, which have occurred in the third quarter of 2001 in comparison to the same period in 2000.

Net sales on a consolidated basis were approximately $12.3 million in the third quarter of 2001, a decrease of 17.4% from last year’s third quarter consolidated net sales of approximately $14.9 million. This decrease in sales reflects a decrease in sales volume of 18.2% in the third quarter of 2001 versus 2000 partially offset by an increase of 1.0% in the average selling prices. The increase in average selling price is the result of price increases, with the results being reflected with July 2000 shipments. The decrease in sales volume is the result of the downturn in the economy, which had a major impact on the furniture industry during the third quarter of 2001.

Cost of sales on a consolidated basis decreased 12.9% in the third quarter of 2001 to $10.1 million, or 82.1% of net sales, as compared to $11.6 million, or 77.9% of net sales, in 2000. The increase in cost of sales as a percentage of net sales was primarily the result of increased costs in 2001 for employee hospitalization insurance and increases in customer service expenses.

Selling, administrative and general expenses on a consolidated basis for the third quarters of 2001 and 2000 were approximately $2.4 million and $2.2 million, respectively, representing an increase of 9.1%. This increase is due primarily to costs incurred to effect the transfer of Furniture Comfort Corporation to CSCL on October 9, 2001.

Interest expense, was approximately $19.6 million and $21.3 million for the third quarters of 2001 and 2000, respectively, a decrease of 8.5%. The decrease was primarily due to decreased interest rates during 2001 partially offset by borrowings on the Credit Agreement.

Nine Months Ended September 29, 2001 Versus Nine Months Ended September 30, 2000

The following discussion presents the material changes in results of operations, which have occurred in the first nine months of 2001 in comparison to the same period in 2000.

Net sales on a consolidated basis were approximately $39.6 million in the first nine months of 2001, a decrease of 8.8% from last year’s first nine months consolidated net sales of approximately $43.4 million. This decrease in sales reflects a decrease in sales volume of 12.9% in the first nine months of 2001 versus 2000 partially offset by an increase of 4.7% in the average selling prices. The decrease in sales volume is the result of the downturn in the economy, which had a major impact on the furniture industry during the second and third quarters of 2001.

Cost of sales on a consolidated basis decreased 6.4% in first nine months of 2001 to approximately $32.2 million, or 81.3% of net sales, as compared to $34.4 million, or 79.3% of net sales, in 2000. The increase in cost of sales as a percentage of net sales was primarily the result of decreases in production, which reduced overhead absorption, and increases in costs for group hospitalization insurance.

Selling, administrative and general expenses on a consolidated basis for the first nine months of 2001 and 2000 were approximately $7.3 million and $7.2 million, respectively, representing an increase of 1.4%.

Interest expense, was approximately $60.9 million and $63.9 million for the first nine months of 2001 and 2000, respectively, a decrease of 4.7%. The decrease was primarily due to decreased interest rates during 2001 partially offset by borrowings on the Credit Agreement.

With the exception of adjustments resulting from the IRS settlement, no provision for Federal income taxes has been provided during the nine months ended September 29, 2001 and September 30, 2000, as the Company is in a net operating loss carryforward position, and the valuation allowance has been increased to offset any future benefit from this position.

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

Assuming the amount outstanding under the Credit Agreement remains at $457.5 million, the balance at September 29, 2001, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $4.6 million. The fixed rate debt includes the following (in thousands):

		Interest rate
	Amount	At September 29, 2001

Senior subordinated debentures, due 2002	$80,000	18%

Senior subordinated pay-in-kind debentures, due 2001	105,853	15-1/2%

Merger debentures, due 2004	62,928	16-7/8%

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

Filed October 24, 2001 regarding transfer of all of the stock of Furniture Comfort Corporation in settlement of $24 million under the existing Revolving Credit Agreement.

FAIRWOOD CORPORATION AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRWOOD CORPORATION

(Registrant)

/s/ John B. Sganga

John B. Sganga Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Date: November 13, 2001