Form 10-K405
period 2001-12-31
FAIRWOOD CORP
filed 2002-03-26
CIK 854087

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended                     December 31, 2001
                          ----------------------------------------------------

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number                         0-18446
                       -------------------------------------------------------
                              Fairwood Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3472113
------------------------------------------         ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           One Commerce Center
     1201 N. Orange Street, Suite 790
              Wilmington, DE                                  19801
------------------------------------------         ---------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        302-884-6749
                                                   ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                              ----------------
              None                                       Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
                                    None
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of January 31, 2002.

On January 31, 2002, the registrant had outstanding 500 shares of Class A Voting common stock, $.01 par value and 999,800 shares of Class B Non-Voting common stock, $.01 par value.

                                    PART I


ITEM 1.  BUSINESS

        Fairwood Corporation ("Fairwood") is a privately held Delaware corporation organized in 1988 by investors including Citicorp Venture Capital Ltd. ("CVCL") for the purpose of acquiring all of the common stock of Consolidated Furniture Corporation, formerly named Mohasco Corporation ("Consolidated Furniture"). At the date of acquisition, Consolidated Furniture's operations were diversified and included the manufacture of residential furniture and carpet, and the rental of residential and office furniture. Consolidated Furniture sold its carpet and rental operations in 1988 and sold its furniture operations at various times through October 9, 2001.

        The principal executive offices of Fairwood are located at One Commerce Center, 1201 N. Orange St., Suite 790, Wilmington, Delaware 19801. Fairwood is a holding company with no independent operations: it owns all of the common stock of Consolidated Furniture.

        On February 7, 2002, Consolidated Furniture filed a Certificate of Dissolution with the New York Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by its sole shareholder on February 6, 2002. From that date, Consolidated Furniture was completely dissolved, but will continue to exist under New York law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Consolidated Furniture shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets for any distributions to be made to Consolidated Furniture's sole shareholder.

        On March 8, 2002, Fairwood filed a Certificate of Dissolution with the Delaware Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by the stockholders of Fairwood on February 6, 2002. From that date, Fairwood was completely dissolved, but will continue to exist under Delaware law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Fairwood shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets remaining after distribution to creditors for any distributions to be made to Fairwood's stockholders.

        On November 8, 2001, certain holders of the Fairwood public debentures (the "Bondholders") filed a complaint against Fairwood and other parties for breach of fiduciary duty, abetting breach of fiduciary duty, fraudulent conveyance and abetting fraudulent conveyance. The Bondholders allege that Consolidated Furniture sold to affiliated companies its subsidiaries Chromcraft and Peters Revington, in 1992, and Furniture Comfort Corporation ("Furniture Comfort" formerly Futurian Furnishings, Inc.) in 2001, for less than their fair value, thereby assuring that there would never be sufficient operating income to be upstreamed to Fairwood to pay the Bondholders their interest and principal upon maturity. The Bondholders seek damages, recission of the Chromcraft, Peters Revington and Furniture Comfort sales, and the imposition of a constructive trust. The Bondholders seek relief for the benefit of, rather than from, Fairwood from which they would request the court to compensate them.

        On October 9, 2001, Consolidated Furniture Corporation entered into an Exchange Agreement with Court Square Capital Limited ("CSCL"). Under this agreement, all of the issued and outstanding stock of Furniture Comfort was transferred to CSCL as payment in full of $24,000,000 of the principal amount outstanding under the Revolving Credit Note due to CSCL by Consolidated Furniture. Immediately prior to the transfer, Consolidated Furniture contributed to the capital of Furniture Comfort all of the outstanding indebtedness of Furniture Comfort then owed to Consolidated Furniture. Contemporaneously with the transfer, CSCL unconditionally released Furniture Comfort from any and all obligations as a borrower or obligor under the Consolidated Furniture Credit Agreement, and released all of the liens on any collateral of Furniture Comfort that secured such obligations.

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

        Fairwood's subsidiary, Consolidated Furniture, was the parent of Furniture Comfort whose sole operating division, Barcalounger Division manufactured upholstered stationary and motion furniture, such as modular living room groups, recliners, rockers and glider chairs. In September 1999, Barcalounger Division incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Lost sales of approximately $6 million resulted from the plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss included in loss from discontinued operations.

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

        Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. Through May 9, 2001, Fairwood continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation and Furniture Comfort were not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Second Circuit Court of Appeals affirmed the District Court's decision by summary order filed January 4, 2001.

        By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood's Chapter 11 case and that order has become final. Under the terms of the dismissal, no liabilities were compromised nor was a formal plan of reorganization approved.

        In October 1998, the Bankruptcy Court approved the settlement of issues arising out of an Internal Revenue Service ("IRS") audit examination of the consolidated Federal income tax returns of Fairwood and its subsidiaries for the periods ended July 11, 1988 through December 31, 1991. In the second quarter of 1999, payment of the Fairwood Group's estimated Federal tax liability was made to the IRS. The tax payment, including estimated interest, was approximately $4.5 million and was provided for in the financial statements in previous years. Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional tax of $0.1 million and interest of $4.1 million remains at December 31, 2001. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change. See Item 3. LEGAL PROCEEDINGS.

Operations

        Fairwood and its subsidiaries had no operations at December 31, 2001. After October 9, 2001, Fairwood and its subsidiaries' primary activities have consisted of managing the legal proceedings against them, general administrative matters and the preparation for liquidation.

Employees

        Fairwood and its subsidiaries had one employee at December 31, 2001.


ITEM 2.  PROPERTIES

        As of December 31, 2001, neither Fairwood nor its subsidiaries owned nor used any property.


ITEM 3.  LEGAL PROCEEDINGS

        On November 8, 2001, the Bondholders filed a complaint against Fairwood and other parties for breach of fiduciary duty, abetting breach of fiduciary duty, fraudulent conveyance and abetting fraudulent conveyance. The Bondholders allege that Consolidated Furniture sold to affiliated companies its subsidiaries Chromcraft and Peters Revington, in 1992, and Furniture Comfort Corporation in 2001, for less than their fair value, thereby assuring that there would never be sufficient operating income to be upstreamed to Fairwood to pay the Bondholders their interest and principal upon maturity. The Bondholders seek damages, recission of the Chromcraft, Peters Revington and Furniture Comfort sales, and the imposition of a constructive trust. The Bondholders seek relief for the benefit of, rather than from, Fairwood from which they would request the court to compensate them. The Company is unable to predict the outcome of this matter.

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

        Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. A provision for additional interest of $4.1 million and taxes of $0.1 million, as of December 31, 2001 remains. The provision for interest and provision for taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the provisions are subject to change.

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

        On January 3, 1996, the Bondholders filed an involuntary Chapter 7 petition against Fairwood in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court.") Fairwood, Consolidated Furniture and certain Citicorp affiliates filed a motion in response to the involuntary filing seeking to dismiss the petition. By order dated December 4, 1996, the Bankruptcy Court denied the motion to dismiss the petition.

        Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. Through May 9, 2001, Fairwood continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation and Furniture Comfort Corporation, as well as Furniture Comfort's operating divisions, were not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Second Circuit Court of Appeals affirmed the District Court's decision by summary order filed January 4, 2001.

        By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood's Chapter 11 case and that order has become final. Under the terms of the dismissal, no liabilities were compromised nor was a formal plan of reorganization approved.

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



PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER
         MATTERS

        Fairwood's common stock is privately held, and therefore, no established public trading market exists. At December 31, 2001 and 2000, there were three shareowners of Fairwood's common stock. No dividends were declared on Fairwood's common stock in 2001 and 2000. The ability of Fairwood to pay dividends and make distributions in respect of its common stock is restricted by instruments relating to Fairwood's debt. Furthermore, the ability of Consolidated Furniture and its subsidiaries to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's and its subsidiaries' debt, including the Credit Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 4 to Fairwood's Consolidated Financial Statements set forth in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                    FAIRWOOD CORPORATION AND SUBSIDIARIES


                Five-Year Summary of Consolidated Financial Data
                          (Dollar Amounts in Millions)


                                          Years ended December 31,
                               ----------------------------------------------
                                  2001      2000     1999      1998      1997
                                 ----       ----     ----      ----      ----


Net sales                     $   --        --        --        --        --

Operating loss from
 continued operations             (4.5)     (1.3)     (2.7)     (1.7)     (1.9)

Interest expense, net            (79.0)    (86.0)    (75.0)    (68.8)    (63.5)

Income (loss) from
 discontinued operations           1.1       4.0     (10.5)    (15.0)    (20.6)

Net loss                         (82.4)    (83.3)    (88.3)    (85.5)    (86.1)


Total assets                        .8      24.5      23.3      56.2      56.8


Long-term debt, including
 current maturities *            706.3     678.6     621.5     556.7     505.8


Redeemable preferred stock          .1        .1        .1        .1        .1


--------

* - Does not include accrued interest for 2001, 2000, 1999, 1998 and 1997 of $203.7, $176.4 million, $147.5 million, $118.5 million and $91.4 million, respectively.

        The 2001 and previous years' income (loss) from discontinued operations includes the operating results of Furniture Comfort, which was transferred to CSCL. Income (loss) from discontinued operations includes the activities of the Barcalounger Division for the period from January 1 through October 9, 2001 (date of transfer). In 1999, and previous years' income (loss) from discontinued operations includes the activities of the Stratford Division for the period from January 1 through June 3, 1999 (date of sale).

        For additional information, see the Company's Consolidated Financial Statements included with this report, including Notes 3 and 10 thereto regarding certain tax and liquidity matters.

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


2001 vs. 2000 Results of Continuing Operations

        All sales, costs of sales and selling expenses during the years ended December 31, 2001 and 2000 resulted from discontinued operations.

        On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned direct subsidiary Furniture Comfort Corporation (Fairwood's only remaining operating subsidiary) to Court Square Capital Limited, an affiliated Company, as payment in full of $24 million of the principal amount outstanding under the Credit Agreement dated September 22, 1989 (the "Credit Agreement") among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender. Accordingly, Furniture Comfort is reflected as a discontinued operation in the statements of operations for all periods presented herein.

        Consolidated administrative and general expenses increased 249.7% to approximately $4.5 million in 2001 from approximately $1.3 million in 2000. The increase was largely a result of increases in pension expenses and other expenses relative to the transfer of Furniture Comfort and the dissolution of Consolidated Furniture.

        Consolidated interest expense decreased 8.1% to $79.0 million from $86.1 million due primarily to decreases in the prime lending rate during the year, partially offset by additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources.


2001 vs. 2000 Results of Discontinued Operations

        Income from discontinued operations, net of income taxes, decreased 71.7% to approximately $1.1 million from approximately $4.0 million. The decrease was the result of a lease impairment charge taken and a partial year of operations in 2001 prior to the transfer of Furniture Comfort to CSCL on October 9, 2001.

        The difference between the carrying value of Consolidated Furniture's outstanding stock of Furniture Comfort and the fair value transferred to CSCL, an affiliated company, was approximately $9.4 million. This amount was recorded as an increase to additional paid-in capital since CSCL and Fairwood are considered to be entities under common control.

2000 vs. 1999 Results of Continuing Operations

        Consolidated administrative and general expenses decreased 52.3% to approximately $1.3 million in 2000 from approximately $2.7 million in 1999. The decrease is largely due to significant professional fees incurred in 1999 related to the sale of Stratford.

        Consolidated interest expense increased 14.7% to approximately $86.1 million in 2000 from approximately $75.0 million in 1999 due primarily to additional borrowings under the Credit Agreement, as discussed in Liquidity and Capital Resources and increases in the prime lending rate during the year.

2000 vs. 1999 Results of Discontinued Operations

        Income (loss) from discontinued operations increased 137.7% to approximately $4.0 million in 2000 from a loss of approximately $10.5 million in 1999. This increase is partly the result of the discontinuance of less profitable product lines during 2000. In addition, the 1999 results include the losses recognized as a result of the sale of Stratford and flood damage.


Liquidity and Capital Resources

        Capital requirements for operations during 2001 and 2000 were provided primarily by borrowings under the revolving credit facility and operating cash flows at Barcalounger.

        Fairwood had a working capital deficit of approximately $(910.5) million and $(332.8) million at December 31, 2001 and 2000, respectively. At December 31, 2001, Fairwood had long-term debt of approximately $706.3 million all of which was current. Long-term debt at December 31, 2000 was approximately $678.6 million of which $168.8 million was current. Accrued interest on long-term debt was $203.7 million at December 31, 2001 and $176.4 million at December 31, 2000. Accrued interest is classified as a current liability.

        In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL") (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. In exchange for the approximately 6.85% of Consolidated Furniture common stock then outstanding, Fairwood issued $33.5 million of subordinated pay-in-kind merger debentures and 918,170 warrants to purchase, in the aggregate, 142,900 shares of Fairwood's Class A common stock. The exercise period for the warrants issued with the merger debentures expired on September 22, 1995. The assets of Consolidated Furniture are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement have been amended and certain covenants therein have been waived at various times through December 2001.

        Throughout 2001, 2000 and 1999, Consolidated Furniture funded interest obligations related to long-term indebtedness through increased borrowings from CSCL. Increases in outstanding borrowings from CSCL under the Credit Agreement during the years ended December 31, 2001, 2000 and 1999 were approximately $51.8 million, $57.0 million and $70.9 million, respectively. All outstanding debt and accrued interest at December 31, 2001, excluding the $62.9 million of outstanding merger debentures plus $77.0 million accrued interest thereon and the $4.1 million accrued interest to the IRS is payable to CSCL, which is an indirect subsidiary of Citigroup and an affiliate of CVCL. Consolidated Furniture obtained extensions of the debt payable to CSCL through January 2002, but is currently in default under these instruments and is past due. Interest on the revolving credit loan of Consolidated Furniture and its subsidiaries is payable quarterly at 1-1/2% above the applicable prime rate, which prime rate was 4.75% at December 31, 2001.

        Interest on the senior subordinated debentures, which is currently past due, of Consolidated Furniture is payable semi-annually at 18%. Interest on the senior subordinated pay-in-kind debentures and merger debentures of Fairwood is payable semi-annually at 15-1/2% and 16-7/8%, respectively.

        Interest payments during the years ended December 31, 2001, 2000 and 1999 of approximately $51.8 million, $57.2 million and $52.5 million, respectively were primarily made through increased borrowings under the revolving credit agreement. On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned direct subsidiary Furniture Comfort Corporation (Fairwood's only remaining operating subsidiary) to Court Square Capital Limited as payment in full of $24 million of the principal amount outstanding under the Credit Agreement dated

September 22, 1989 (the "Credit Agreement") among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender. No principal payments were made in the years ended December 31, 2001 and 2000.

        On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not have the ability to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates. Accrued interest of $195.9 million on the Fairwood Debentures, which includes $118.9 million due to CSCL, is included in accrued interest on the consolidated balance sheet as of December 31, 2001. See
Note 4 to the accompanying Consolidated Financial Statements.

        Based on the terms of the Fairwood Debentures, the failure to make the interest payment constitutes an event of default, which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood debentures and all accrued interest would be due and payable. Accordingly, the Fairwood Debentures totaling $168.8 million have been classified as current liabilities in the accompanying Consolidated Financial Statements as of December 31, 2001.

        Capital additions were approximately $0.2 million, $0.2 million and $0.5 million for the years 2001, 2000 and 1999, respectively.

        Consolidated Furniture is dependent upon CSCL for funding of their debt service costs. Instruments relating to the Credit Agreement and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 2001 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults hereunder. Under the Credit Agreement, Consolidated Furniture and its subsidiaries are generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture is subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

        Consolidated Furniture does not anticipate that funds will be available under the Credit Agreement for the payment of interest or to support its operations. Furthermore, as discussed above, no funds will be provided by available credit facilities to make transfers to Fairwood for cash interest payments due on the Fairwood senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's obligations under the Credit Agreement are collateralized by substantially all of the assets of Consolidated Furniture and its subsidiaries.

        Consolidated Furniture's revolving credit and senior subordinated debentures matured on January 2, 2002 and, accordingly, have been classified as noncurrent liabilities in the accompanying consolidated balance sheets as of December 31, 2001. Consolidated Furniture is currently in default under these instruments.

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

        Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation and Furniture Comfort Corporation, as well as Furniture Comfort's operating divisions, were not parties to the bankruptcy. In April 1997, the Bondholders' filed a Motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Second Circuit Court of Appeals affirmed the District Court's decision by summary order filed January 4, 2001.

        By order dated May 9, 2001 the Bankruptcy Court dismissed Fairwood's Chapter 11 case and that order has become final. Under the terms of the dismissal, no liabilities were compromised nor was a formal plan of reorganization approved.

        On November 8, 2001, the Bondholders filed a complaint against Fairwood and other parties for breach of fiduciary duty, abetting breach of fiduciary duty, fraudulent conveyance and abetting fraudulent conveyance. The Bondholders allege that Consolidated Furniture sold to affiliated companies its subsidiaries Chromcraft and Peters Revington, in 1992, and Furniture Comfort Corporation in 2001, for less than their fair value, thereby assuring that there would never be sufficient operating income to be upstreamed to Fairwood to pay the Bondholders their interest and principal upon maturity. The Bondholders seek damages, recission of the Chromcraft, Peters Revington and Furniture Comfort sales, and the imposition of a constructive trust. The Bondholders seek relief for the benefit of, rather than from, Fairwood from which they would request the court to compensate them.

        On February 7, 2002, Consolidated Furniture filed a Certificate of Dissolution with the New York Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by its sole shareholder on February 6, 2002. From that date, Consolidated Furniture was completely dissolved, but will continue to exist under New York law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Consolidated Furniture shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets for any distributions to be made to Consolidated Furniture's sole shareholder.

        On March 8, 2002, Fairwood filed a Certificate of Dissolution with the Delaware Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by the stockholders of Fairwood on February 6, 2002. From that date, Fairwood was completely dissolved, but will continue to exist under Delaware law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Fairwood shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets remaining after distribution to creditors for any distributions to be made to Fairwood's stockholders.

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

        Assuming the amount outstanding under the Credit Agreement remains at $457.5 million, the balance at December 31, 2001, each one percentage point increase in the prime interest rate would result in an increase in interest expense for the coming year of approximately $4.6 million. The fixed rate debt includes the following (in thousands):

                                                                   Interest rate
                                                 Amount         At December 31, 2001

Senior subordinated debentures, due 2003        $ 80,000                18%
Senior subordinated pay-in-kind
 debentures, due 2001                            105,853              15-1/2%
Merger debentures, due 2004                       62,928              16-7/8%
                                                ---------
                                                $248,781
                                                ---------


        The fair value of the fixed rate debt is estimated to be substantially worthless considering Fairwood's disposal of its only operating subsidiary on October 9, 2001.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are filed as a part of this report:

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareowners' Equity (Deficit) for the Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report


The Shareowners and Board of Directors
Fairwood Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Fairwood Corporation and subsidiaries ("Fairwood") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareowners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. We also have audited the related financial statement schedule as listed in the accompanying index for Item 14(a)2 on page 40. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairwood Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Fairwood will continue as a going concern. As discussed in Notes 4 and 11 to the consolidated financial statements, Fairwood failed to make the required interest payments on its senior subordinated pay-in-kind and merger debentures when due in 1995, and all semi-annual interest payments due thereafter and does not have the ability to make such payments in the future. These matters gave rise to substantial doubt about the ability of Fairwood Corporation to continue as a going concern. As discussed in Notes 1 and 11 to the financial statements, the stockholders of Fairwood Corporation approved the Plan of Corporate Liquidation and Volunatary Dissolution on February 6, 2002, and Fairwood dissolved as of March 8, 2002. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from Fairwood's dissolution.

/s/ KPMG LLP

Washington, DC
March 8, 2002

                       FAIRWOOD CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                 (In thousands except share and per share data)

Assets (notes 1 and 4)                                   2001        2000
                                                        -------    -------

Current assets:

 Cash and cash equivalents                              $   337      4,580
                                                        -------    -------

 Trade accounts receivable                                   --      9,501

 Less allowance for discounts and doubtful accounts          --        228
                                                        -------    -------

 Net trade accounts receivable                               --      9,273
                                                        -------    -------

 Inventories (note 1)                                        --      7,605

 Prepaid expenses and other current assets                   71        206
                                                        -------    -------

           Total current assets                             408     21,664
                                                        -------    -------

Property, plant and equipment, at cost:

  Land                                                       --         31
  Buildings and improvements                                 --      4,925
  Machinery and equipment                                    --      2,375
  Leasehold improvements                                     --        937
  Construction in progress                                   --         59
                                                        -------    -------
                                                             --      8,327

  Less accumulated depreciation and amortization             --      5,512
                                                        -------    -------
                                                             --      2,815
                                                        -------    -------

Other assets                                                429         40
                                                        -------    -------



                                                        $   837     24,519
                                                        =======    =======

Liabilities and Shareowners' equity (deficit)               2001            2000
---------------------------------------------              -------        -------
Current liabilities:

 Current maturities of long-term debt
   (notes 4 and 11):

   Senior subordinated pay-in-kind debentures             $ 105,853       105,853
   Merger debentures                                         62,928        62,928
   Revolving credit                                         457,533            --
   Senior subordinated debentures                            80,000            --
   Accrued interest (notes 3 and 4)                         203,681       176,408
   Accounts payable:
     Trade                                                       --           945
     Other                                                      925         1,027
   Accrued expenses                                              --         3,224

   Due to affiliate                                              --         3,976
   Federal and state income taxes                               133           133
                                                          ---------     ---------


            Total current liabilities                       911,053       354,494
                                                          ---------     ---------


 Long-term debt, less current maturities
   (notes 4 and 11):

  Revolving credit                                               --       429,772
  Senior subordinated debentures                                 --        80,000
                                                          ---------     ---------


                                                                 --       509,772
                                                          ---------     ---------


Other liabilities (note 8)                                       21         3,403
                                                          ---------     ---------

Redeemable preferred stock (note 6):
  Par value $.01 per share, authorized
    100,000 shares:
    Junior preferred, cumulative,
    issued and outstanding 1,000 shares.
    Liquidation value $100 per share,
    before accrued dividends                                    100           100
                                                          ---------     ---------

Shareowners' equity (deficit):

  Common stock, par value $.01 per share
   (notes 4 and 7):
    Class A voting, authorized 3,000,000
    shares; issued and outstanding 500
    shares.                                                      --            --

    Class B non-voting, authorized
    3,000,000 shares; issued and outstanding
    999,800 shares.                                              10            10
  Additional paid-in capital                                 69,315        55,938
  Accumulated other comprehensive
   income (loss)--
   minimum pension liability (note 8)                            --        (2,102)
  Accumulated deficit                                      (979,662)     (897,096)
                                                          ---------     ---------
                                                           (910,337)     (843,250)
                                                          ---------     ---------
Commitments and contingencies
   (notes 1, 3, 4, 8,
    9, 10 and 11)
                                                          $     837        24,519
                                                          =========     =========




          See accompanying notes to consolidated financial statements.

                       FAIRWOOD CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                  Years ended December 31,
                                              --------------------------------
                                                2001        2000        1999
                                              --------    --------    --------
                                                       (In thousands)

Net sales (note 2)                            $     --           --           --
                                              --------     --------     --------

Administrative and
 general expenses (note 2)                       4,511        1,290        2,707
                                              --------     --------     --------

Operating loss                                  (4,511)      (1,290)      (2,707)

Interest income                                     16           59           50

Interest on indebtedness (notes 4 and 11)      (79,036)     (86,085)     (75,035)

Other income (expense), net                        (14)          16         (119)
                                              --------     --------     --------

Loss from continuing operations
 before income taxes                           (83,545)     (87,300)     (77,811)

Provision for income
 taxes (note 3)                                     --           --           --
                                              --------     --------     --------

Loss from continuing operations                (83,545)     (87,300)     (77,811)

Income (loss) from discontinued operations,
 net of tax provision of $257 for 2001
 and $0 for both 2000 and 1999                   1,119        3,954      (10,489)
                                              --------     --------     --------

Net loss                                      $(82,426)     (83,346)     (88,300)
                                              ========     ========     ========


          See accompanying notes to consolidated financial statements.

                       FAIRWOOD CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Shareowners' Deficit
                  Years Ended December 31, 2001, 2000 and 1999

                                 (In thousands)


                                                                                                        Accumulated
                                                                                                           Other
                                           Common stock       Additional   Comprehensive               Comprehensive
                                           ------------         Paid-in       Income      Accumulated      Income     Shareowners'
                                           Class A  Class B     Capital       (Loss)       deficit        (Loss)        Deficit
                                           -------  -------     -------     ---------     ---------     ----------     ---------

Balance, January 1, 1999                 $      -       10       55,938                   (725,236)           (27)     (669,315)
Comprehensive loss
 Net loss                                                                    (88,300)      (88,300)                     (88,300)
 Other comprehensive loss, net of tax
  Adjustment to minimum
   pension liability (note 8)                                                 (1,617)                      (1,617)       (1,617)
                                                                             -------
Comprehensive loss                                                           (89,917)
                                                                             =======
Preferred stock dividends                                                                      (98)                         (98)
                                          -------  -------      -------                    --------        -------     ---------
Balance, December 31, 1999               $      -       10       55,938                   (813,634)        (1,644)     (759,330)
Comprehensive loss
 Net loss                                                                    (83,346)     ( 83,346)                     (83,346)
 Other comprehensive loss, net of tax
  Adjustment to minimum
   pension liability (note 8)                                                   (458)                        (458)         (458)
                                                                             -------
Comprehensive loss                                                           (83,804)
                                                                             =======
Preferred stock dividends                                                                     (116)                        (116)
                                          -------  -------      -------                    --------        -------     ---------
Balance, December 31, 2000               $      -       10       55,938                   (897,096)        (2,102)     (843,250)
Comprehensive loss
 Net loss                                                                    (82,426)      (82,426)                     (82,426)
 Debt forgiveness from affiliate                                  3,963                                                   3,963
 Contribution from affiliated
  company related to transfer
  of subsidiary to an affiliated
  company (note 2)                                                9,414                                                   9,414
 Other comprehensive loss, net of tax
  Adjustment to minimum
   pension liability (note 8)                                                  2,102                        2,102         2,102
                                                                             -------
Comprehensive loss                                                           (80,324)
                                                                             =======
Preferred stock dividends                                                                     (140)                        (140)
                                          -------  -------      -------                    --------        -------     ---------
Balance, December 31, 2001               $      -       10       69,315                   (979,662)             -      (910,337)
                                         =======   =======       ======                   ========         =======     ========


          See accompanying notes to consolidated financial statements.

                       FAIRWOOD CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                          Years ended December 31,
                                                     ------------------------------------
                                                      2001         2000          1999
                                                     --------    --------     -----------
                                                                   (In thousands)
Cash flows from operating activities:
Net loss                                             $(82,426)    (83,346)     (88,300)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                          252          374        1,171
  Loss on sale of subsidiary                              --           --        2,013
  Changes in assets and liabilities:
    Accounts receivable                                1,191       (1,143)       4,907
    Inventories                                         (875)        (764)      (1,043)
    Prepaid expenses and other current assets           (568)         (40)         398
    Accounts payable                                     533       (1,159)       4,234
    Accrued interest and expenses                     27,162       28,531       28,356
    Federal and state income taxes                        --           --       (4,894)
    Other, net                                        (1,280)         259        1,215
                                                    --------     --------     --------
Cash used in operating activities                    (56,011)     (57,288)     (51,943)
                                                    --------     --------     --------

Cash flows from investing activities:
  Proceeds from sale of Stratford Division                --           --       13,690
  Repayment by (advance to) affiliate                     --           --          500
  Change in other non-current assets                      40           --           --
  Purchases of property and equipment                    (33)        (247)        (480)
                                                    --------     --------     --------
Cash provided by (used in) investing activities            7         (247)      13,710
                                                    --------     --------     --------

Cash flows from financing activities:
  Proceeds from long-term debt                        51,761       57,011       66,881
  Proceeds (repayments) - note payable, net               --           --      (27,480)
  Overdraft                                               --           --       (2,212)
  Advances from (repayments to) affiliate                 --          (31)       4,032
  Repayment of long-term debt                             --           --          (18)
                                                    --------     --------     --------
Cash provided by financing activities                 51,761       56,980       41,203
                                                    --------     --------     --------

Increase (decrease) in cash and cash equivalents      (4,243)        (555)       2,970

Cash and cash equivalents:
  Beginning of period                                  4,580        5,135        2,165
                                                    --------     --------     --------
  End of period                                     $    337        4,580        5,135
                                                    ========     ========     ========



Supplemental schedule of
cash flow information

Cash paid during year for:
  Interest                                          $ 51,761       57,194      52,495
  Income taxes                                            22           37         350

Non-cash activity:
  Adjustment to minimum pension liability             (2,102)         458       1,617
  Accrual of preferred stock dividends                   140          116          98
  Long-term debt repaid with subsidiary stock         24,000           --          --
  Net assets transferred to affiliale                (14,586)          --          --
  Debt forgiveness from affiliate                      3,963           --          --


          See accompanying notes to consolidated financial statements.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

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

        Through its wholly owned subsidiary, Consolidated Furniture and Consolidated Furniture's wholly-owned subsidiary Furniture Comfort Corporation ("Furniture Comfort" formerly Futorian Furnishings, Inc.), the Company manufactured and sold higher-priced upholstered motion furniture mainly to furniture and department stores that carry more expensive products. The products were sold nationally under the brand name Barcalounger, mainly through a commissioned sales force.

        On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned subsidiary Furniture Comfort (Fairwood's only remaining operating subsidiary) to Court Square Capital Limited as payment in full of $24 million of the principal amount outstanding under the Credit Agreement dated September 22, 1989 (the "Credit Agreement") among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender.

        On February 7, 2002, Consolidated Furniture filed a Certificate of Dissolution with the New York Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by its sole shareholder on February 6, 2002. From that date, Consolidated Furniture was completely dissolved, but will continue to exist under New York law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Consolidated Furniture shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets remaining after distributions to creditors for any distributions to be made to Consolidated Furniture's sole shareholder.

        On March 8, 2002, Fairwood filed a Certificate of Dissolution with the Delaware Department of State pursuant to the Plan of Corporate Liquidation and Voluntary Dissolution that was approved by the stockholders of Fairwood on February 6, 2002. From that date, Fairwood was completely dissolved, but will continue to exist under Delaware law for the purpose of winding up its affairs. The Plan of Corporate Liquidation and Voluntary Dissolution provides that the assets of Fairwood shall be distributed, pro rata among creditors of each class of security in satisfaction of its liabilities. There will not be sufficient assets remaining after distribution to creditors for any distributions to be made to Fairwood's stockholders.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies and Description of Business (continued)

           Inventories

           All inventories (comprised of materials, labor and overhead costs) are valued at the lower of cost or market using the last-in, first-out (LIFO) method. In 2000, the Company had a LIFO liquidation of $64,000.

           The components of inventory are as follows (in thousands):

                                                                 2001        2000
                                                                ------      ------

           Raw materials                                       $     -       4,334
           In process                                                -       1,838
           Finished goods                                            -       2,770
                                                                ------      ------
           Inventories at first-in, first-out                        -       8,942
           LIFO reserve                                              -       1,337
                                                                ------      ------
           Inventories at LIFO                                 $     -       7,605
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

                       FAIRWOOD CORPORATION AND SUBSIDIARY

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

           The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired asset was a new investment decision. The Company generally measures fair value using industry knowledge, price quotes, when attainable, and other relevant factors to determine recoverability. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from such estimates.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

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


(2)        Discontinued Operations

           On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of its wholly-owned direct subsidiary Furniture Comfort (Fairwood's only remaining operating subsidiary) to Court Square Capital Limited, an affiliated company. The transfer was for payment of $24 million of the principal amount outstanding under the Credit Agreement dated September 22, 1989 (the "Credit Agreement") among Consolidated Furniture (then Mohasco Corporation) and certain of its affiliates, as borrowers, and to CSCL (then known as Citicorp Capital Investors Limited), as lender. Contemporaneously with the transfer, CSCL unconditionally released Furniture Comfort from any and all obligations as a borrower or obligor under the Consolidated Furniture Credit Agreement, and released all of the liens on any collateral of Furniture Confort that secured such obligations.

           Furniture Comfort was Fairwood's only remaining operating subsidiary; as such, Fairwood has effectively discontinued its furniture and manufacturing and marketing operations. The statements of operations for all periods presented herein have been reclassified to reflect Furniture Comfort as a discontinued operation.

           The income (loss) from the discontinued furniture operation totaled $1.1 million, $4.0 million and $(10.5) million for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between the fair value of Consolidated Furniture's shares of Furniture Comfort stock and the book basis was $9.4. This amount was recorded as an increase to additional paid-in-capital, since Fairwood and CSCL are considered to be entities under common control.

(3)        Income Taxes

           Total income taxes are allocated as follows:

                                            Years ended December 31
                                          ---------------------------
                                           2001        2000      1999
                                          ------      -----     -----
 Loss from continuing operations          $    -          -         -
 Discontinued operations                     257          -         -
                                          ------      -----     -----
                                          $  257          -         -
                                          ======      =====     =====


           No income taxes have been provided for loss from continuing operations in the accompanying statements of operations because the Company is in a net operating loss carryforward position. Tax expense for 2001 represents state income taxes from discontinued operations.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)        Income Taxes (continued)

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

           Fairwood is obligated to the extent of any adjustment by the IRS to the interest component of the settlement and the state tax effect of this settlement. An accrual for additional interest of $4.1 million and taxes of $0.1 million remains at December 31, 2001. These accruals for interest and taxes are included in accrued interest and Federal and state income taxes, respectively on the accompanying consolidated balance sheet. The Company has not reached final settlement with all taxing authorities, therefore the amount of the accruals are subject to change.

           A reconciliation of the provision for income taxes included in the statements of operations and the amount computed by applying the U.S. Federal income tax rate to continuing operations, in thousands, is summarized below:

                                                  Years ended December 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
Expected tax (benefit) computed
 at U.S. rate                                  $(28,405)   (29,682)   (26,456)
Increase in valuation
 allowance                                       18,598     29,095     24,912
State taxes, net of
 Federal benefit                                 (1,930)    (2,966)    (2,591)
Nondeductible interest                            3,666      4,214      4,213
Dividend income, net of dividend
 received deduction                               8,160          -          -
Other                                               (89)      (661)      (78)
                                                 ------     ------     ------

Total provision for income taxes               $      -          -          -
                                                 ======     ======     ======

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)        Income Taxes (continued)

           The tax effects of temporary differences as of December 31, in thousands, are as follows:

                                                          2001         2000
                                                         -------      -------
      Deferred tax assets:
        Net operating loss carryforwards                $157,689      166,235
        AMT credit carryforward                            1,480        1,480
        Accounts receivable                                    -           87
        Vacation and holiday pay                               -           71
        Accrued expenses                                   1,610        2,797
        Interest on merger debentures                      1,505        1,587
        Valuation allowance                             (162,284)    (171,925)
                                                         -------      -------

                                                        $      -          332
                                                         =======      =======

      Deferred tax liabilities:
        Property, plant and equipment                   $      -          332
                                                         =======      =======

      Net deferred                                      $     -             -
                                                         =======      =======


        The valuation allowance for deferred tax assets as of January 1, 2001 and 2000 was $171,925,000 and $144,333,000, respectively. The net changes in the total valuation allowance for the years ended December 31, 2001 and 2000 were a decrease of $9,641,000 and an increase of $27,592,000, respectively. The decrease in the valuation allowance in 2001 is primarily due to the reduction of deferred tax assets as a result of the exchange of Furniture Comfort.

           At December 31, 2001, the Company's net operating loss carryforwards of approximately $415,408,000 expire in various years through 2021.

           Due to certain changes in the ownership structure of Fairwood's shareholders', Fairwood's net operating losses and other tax attributes may be further limited by the Internal Revenue Code (Code) Sections 382 and 383.


(4)        Long-term Debt

           In conjunction with Fairwood's acquisition by merger of Consolidated Furniture on September 22, 1989, certain bridge loans were refinanced with loans under a credit agreement with Court Square Capital Limited ("CSCL"), an affiliated company, (the "Credit Agreement") and senior subordinated pay-in-kind debentures due to CSCL. The assets of Consolidated Furniture and its subsidiaries are pledged as security for the amounts due under the Credit Agreement. Certain instruments related to the Credit Agreement were amended and certain covenants therein were waived at various times through December 2000. The borrowers are currently in default under these instruments.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)        Long-term Debt (continued)

           The outstanding debt at December 31, was as follows (in thousands):

                                                                  December 31,
                                                                      2001
                                                                    Interest
     Debt                                      2001      2000       Rates
     ----                                    --------  --------   ---------

Revolving credit                             $457,533   429,772      6-1/4%
Senior subordinated debentures                 80,000    80,000       18%
Senior subordinated pay-
 in-kind debentures                           105,853   105,853     15-1/2%
Merger debentures                              62,928    62,928     16-7/8%
                                              -------   -------
                                              706,314   678,553
Less current maturities                       706,314   168,781
                                              -------   -------
                                                    -   509,772
                                             ========   =======

           All outstanding debt and accrued interest at December 31, 2001, excluding the $62.9 million of outstanding merger debentures plus $77.0 million accrued interest thereon and $4.1 million accrued interest to IRS, is payable to CSCL.

           On April 1, 1995 and each semi-annual interest payment date thereafter, Fairwood failed to make the required interest payments due on the senior subordinated pay-in-kind debentures and merger debentures (collectively, the "Fairwood Debentures") and Fairwood does not have the ability to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment dates (see Note 11). Accrued interest of $195.9 million on the Fairwood Debentures, which includes $118.9 million due to CSCL, is included in accrued interest in the accompanying consolidated balance sheet as of December 31, 2001.

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

           The fair market values of the debentures and revolving credit debt are estimated to be substantially worthless considering Fairwood's disposal of its only operating subsidiary on October 9, 2001. (Note 2).

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)        Long-term Debt (continued)

           All of the long-term debt, which totals $706,134,000, is reflected as current since Fairwood is either in default or in violation of various debt covenants for each instrument.

           In January 1999, Consolidated Furniture entered into the Eighth Amendment to the Senior Subordinated Debentures due January 4, 1999, which extended the due date to January 3, 2000. In December 1999, Consolidated Furniture entered into the Ninth Amendment to the Senior Subordinated Debentures due January 3, 2000, which extended the due date to January 2, 2001. In December 2000, Consolidated Furniture entered into the Tenth Amendment to the Senior Subordinated Debentures due January 2, 2001, which extended the due date to January 2, 2002, on which date Consolidated Furniture's obligations under the Credit Agreement became due. Accordingly, the Senior Subordinated Debentures have been classified as a current liability in the accompanying consolidated balance sheets.

           In April 1999, Consolidated Furniture entered into the Twenty-fourth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $366,000,000. In September 1999, Consolidated Furniture entered into the Twenty-fifth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $380,000,000. In December 1999, Consolidated Furniture entered into the Twenty-sixth Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $435,000,000. In December 2000, Consolidated Furniture entered into the Twenty-seventh Amendment to the Credit Agreement, which changed various covenants and increased the amount of the Revolving Credit Commitment to $500,000,000 and extended the due date to January 2, 2002, on which date Consolidated Furniture's obligations under the Credit Agreement became due. The interest rate under the Credit Agreement is prime plus 1.5 percent, which averaged approximately 8.5 percent for 2001.

           Substantially all of Fairwood's debt instruments restrict the payment of dividends, and the Credit Agreement with CSCL relating to Consolidated Furniture's revolving credit facility, contains certain financial covenant tests.

           Fairwood continued to recognize interest expense related to the Merger Debentures and Senior Subordinated Debentures during the Chapter 11 bankruptcy proceedings (see Note 11) as it was not expected that this interest would be compromised. Interest expense of $27 million was recorded related to these notes on the consolidated statements of operations in each of the years ending December 31, 2001, 2000 and 1999.

(5)        Discharge of Amount Due to Affiliate

           The amount of due to affiliate as of December 31, 2000 is related to Furniture Comfort's acquisition of a receivable stemming from the sale of Stratford in 1999 to 399 Venture Partners, Inc. ("399"), an affiliated company. On October 4, 2001, 399 released Furniture Comfort and its successors from approximately $4.0 million of obligations. This release was recorded as an increase to additional paid-in capital, since Furniture Comfort and 399 are considered to be entities under common control.

                       FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(6)      Redeemable Preferred Stock

         The Company issued 1,000 shares of junior preferred stock, par value $.01 per share, for $100,000, which shares are held by CSCL. Dividends accrue at $18 per share annually. As of December 31, 2001 and 2000, dividends payable were approximately $761,000 and $621,000, respectively, and were included in accounts payable in the accompanying consolidated balance sheets.


(7)      Common Stock

         Holders of Class A common stock are entitled to convert their shares to an equal number of shares of Class B common stock and holders of Class B common stock are entitled to convert their shares to an equal number of shares of Class A common stock.


(8)      Employee Benefit Plans

         All salaried employees, excluding certain key executives, and hourly paid employees of Fairwood with one year of service were covered by non-contributory defined benefit retirement plans through May 31, 1993, at which time further benefit accruals ceased and the plans were "frozen." Benefits for the plans were determined based on length of service and certain average annual employee earnings. The cost of the retirement plans was accrued annually; funding was in accordance with actuarial requirements of the plans, subject to the Employee Retirement Income Security Act of 1974, as amended.

         As of December 31, 2001, substantially all of the participant liabilities had been satisfied with lump sum distributions or the purchase of annuities. The plan is expected to terminate in 2002.

         Information with respect to the retirement plans for 2001 and 2000 has been determined by consulting actuaries. The following table sets forth the plans' funded status at December 31, and reconciles amounts recognized in the consolidated balance sheets at December 31, (in thousands):

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(8)      Employee Benefit Plans (continued)

                                                                       2001         2000
                                                                       ----         ----
Change in benefit obligations:
  Benefit obligation at beginning of year                            $ 3,945        3,159
  Interest cost                                                          212          223
  Actuarial gain (loss)                                                 (397)         595
  Monthly benefits paid                                                   --          (32)
  Lump sum distributions                                              (3,760)          --
                                                                     -------       ------

  Benefit obligation at end of year                                       --        3,945
                                                                     -------       ------

Change in plan assets:
  Fair value of plan assets at beginning of year                         564          410
  Actual return on plan assets                                            41          367
  Employer contributions                                               3,571           76
  Benefits paid, distributions and annuity purchase                   (3,760)         (32)
  Expenses                                                              (416)        (257)
                                                                     -------       ------
  Fair value of plan assets at end of year                                --          564
                                                                     -------       ------

  Funded status                                                           --       (3,381)
  Unrecognized actuarial (gain) loss                                      --        2,102
                                                                     -------       ------

Net amount recognized                                                $    --       (1,279)
                                                                     =======       ======

Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                               --       (3,381)
  Accumulated other comprehensive income                                  --        2,102
                                                                     -------       ------
Net amount recognized                                                $    --       (1,279)
                                                                     =======       ======

         Pension expense is summarized, in thousands, as follows:

                                                     Years ended December 31,
                                                  ------------------------------
                                                   2001       2000        1999
                                                   ----       ----        ----
Components of net periodic benefit cost
  Interest cost                                      212        223         379
  Expected return on assets                           --        (37)       (450)
  Amortization of deferred gain (loss)                --         64          14
                                                  ------     ------      ------

Net periodic benefit cost (gain)                     212        250         (57)
Income (loss) recognized due
 to plan settlement                                2,102         --      (1,236)
                                                  ------     ------      ------

Net pension expense                               $2,314        250       1,179
                                                  ======     ======      ======

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(8)      Employee Benefit Plans (continued)

                                                   Years ended December 31,
                                                  ---------------------------
                                                  2001       2000       1999
                                                  ----       ----       ----
Assumptions:
  Discount rate                                    N/A       6.00%      8.00%
  Expected long-term rate of return on assets      N/A       9.00%      9.00%
  Pay increase                                     N/A        N/A        N/A
  Cost of living                                   N/A       3.00%      3.00%

         During 2001 and 2000 Fairwood directed the plan to pay lump sum distributions to settle a portion of Fairwood's obligation under the plans.

         Effective June 1, 1993, the following defined contribution plans were adopted by the Company's operating companies and related costs are included within income (loss) from discontinued operations in the consolidated statement of operations.

         Barcalounger Retirement Plan

         This non-contributory plan was designed to provide income at retirement and covers all Barcalounger employees with at least one year of service. Annual company contributions are discretionary and are allocated based on individual participant's earnings and length of service. For the period January 1, 2001 through October 9, 2001 and the years ended December 31, 2000 and 1999, Barcalounger contributions were $126,000, $144,000 and $154,000, respectively.

         Barcalounger Savings Plan

         This plan is designed to provide a savings vehicle for Barcalounger employees with at least one year of service who may elect to participate by saving on a before-tax and/or after-tax basis in one or more of four investment funds. Annual company contributions match 25% of participants' contributions of up to four percent of earnings. For the period January 1, 2001 through October 9, 2001 and the years ended December 31, 2000 and 1999, Barcalounger matching contributions were $45,000, $58,000 and $56,000, respectively.

         Barcalounger Executive Deferred Compensation Plan

         An Executive Deferred Compensation Plan effective August 1, 1999, was established by Barcalounger, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. Amounts of contributions shall be determined at the sole discretion of the Board of Directors of Barcalounger. For the period January 1, 2001 through October 9, 2001 and the years ended December 31, 2000 and 1999, Barcalounger designated contributions of $60,000, $100,000 and $80,000, respectively, to the plan.

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(8)      Employee Benefit Plans (continued)

         Stratford Retirement Plan

         This non-contributory plan was designed to provide income at retirement and covers all Stratford employees with at least one year of service. Annual company contributions were based on individual participant's earnings and length of service. This plan was terminated when the Stratford Division was sold.

         Consolidated Furniture also sponsored an investment plan. This investment plan is a defined contribution plan covering all employees of Consolidated Furniture and its subsidiaries, who have a minimum of one year of service. For each of the years ended December 31, 2001, 2000 and 1999, Consolidated Furniture contributions were $2,000.


(9)      Rental Commitments

         The Company and its subsidiaries had leased certain manufacturing, showroom and warehousing facilities under various operating leases. The Company currently has a lease for office space for three years, which has been prepaid.

         There are no future minimum lease payments at December 31, 2001 under any non-cancelable operating leases.


(10)     Contingencies

         On November 8, 2001, the Bondholders filed a complaint against Fairwood and other parties for breach of fiduciary duty, abetting breach of fiduciary duty, fraudulent conveyance and abetting fraudulent conveyance. The Bondholders allege that Consolidated Furniture sold to affiliated companies its subsidiaries Chromcraft and Peters Revington, in 1992, and Furniture Comfort Corporation in 2001, for less than their fair value, thereby assuring that there would never be sufficient operating income to be upstreamed to Fairwood to pay the Bondholders their interest and principal upon maturity. The Bondholders seek damages, recission of the Chromcraft, Peters Revington and Furniture Comfort sales, and the imposition of a constructive trust. The Bondholders seek relief for the benefit of, rather than from, Fairwood from which they would request the court to compensate them. The Company is unable to predict the ultimate outcome of this matter.

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

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(10)     Contingencies (continued)

         There are other contingent liabilities at December 31, 2001 consisting of legal proceedings arising in the ordinary course of business including environmental litigation. The Company is unable to predict the outcome of these uncertainties.

(11)     Liquidity

         As discussed in Note 4, interest on Fairwood's senior subordinated pay-in-kind debentures and merger debentures was not paid on April 1, 1995 and each semi-annual interest payment date thereafter and Fairwood does not expect to make the cash interest payments required under the Fairwood Debentures on any future semi-annual interest payment date. Fairwood has substantially no assets. Furthermore, the ability of Consolidated Furniture to transfer moneys to Fairwood (including without limitation by dividend or distribution) is restricted by instruments relating to Consolidated Furniture's debt with the exception of amounts for specified administrative expenses of the company and payment of income taxes.

         Throughout portions of 2001, 2000, and 1999, Consolidated Furniture did not generate sufficient funds from operations to fully meet its interest obligations related to its long-term indebtedness. During this period, Consolidated Furniture funded its interest obligations under the Credit Agreement through increased borrowings from CSCL under such Agreement. There will be no further borrowings from CSCL since Consolidated Furniture was dissolved on February 7, 2002. There will also be no further interest or principal payments made to CSCL on the revolver or the senior subordinated pay-in-kind debentures because of the dissolution.

         Consolidated Furniture is dependent upon CSCL for funding of its debt service costs. Instruments relating to the revolving credit facility and senior subordinated debentures have been amended and certain provisions thereof waived at various times through December 2001 to provide more favorable terms to Consolidated Furniture and, in certain instances, to avoid defaults there under. Under the Credit Agreement, Consolidated Furniture and its subsidiaries were generally restricted from transferring moneys to Fairwood (including without limitation by dividend or distribution) with the exception of amounts for (a) specified administrative expenses of the Company and (b) payment of income taxes. Furthermore, Consolidated Furniture was subject to additional restrictions on transferring moneys to Fairwood (including without limitation by dividend or distribution) under the indenture for its senior subordinated debentures, which generally requires the satisfaction of certain financial conditions for such transfers. Fairwood is subject to additional restrictions on payment or transfer of moneys (including without limitation by dividend or distribution) under the indentures for its senior subordinated pay-in-kind debentures and merger debentures, which generally require the satisfaction of certain financial conditions for such transfers.

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     Liquidity (continued)

         Consolidated Furniture transferred all of the outstanding stock of Furniture Comfort to CSCL on October 9, 2001; As discussed in note 1, Consolidated Furniture was dissolved on February 7, 2002 and Fairwood was dissolved on March 8, 2002. Fairwood and Consolidated Furniture now exist solely for the purpose of winding up their respective affairs. Therefore, the Company will not have any cash flow to permit the Company to make cash interest payments on Fairwood's senior subordinated pay-in-kind debentures and merger debentures. Consolidated Furniture's credit facilities do not permit it to borrow funds to enable Fairwood to make cash interest payments on the senior subordinated pay-in-kind debentures and merger debentures. Accordingly, since Fairwood has failed to make the interest payments required since 1995, see note 4, and does not have the ability to make any future cash interest payments, the Fairwood Debentures have been classified as current. Based on the terms of the Fairwood Debentures, the failure to make the April 1, 1995 and subsequent period interest payment constitutes an event of default which permits the acceleration of the Fairwood Debentures by the demand of the holders of the requisite aggregate principal amount of the debentures. Upon acceleration, the Fairwood Debentures and all accrued interest would be due and payable.

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

         Thereafter, on December 26, 1996, Fairwood exercised its right to convert the Chapter 7 case to a case under Chapter 11. Through May 9, 2001, Fairwood continued to operate as a debtor in possession under Section 1108 of the Bankruptcy Code. The Chapter 11 case pertained only to Fairwood Corporation. Fairwood Corporation's direct and indirect subsidiaries, including Consolidated Furniture Corporation and Furniture Comfort Corporation, as well as Furniture Comfort's operating divisions, were not parties to the bankruptcy. In April 1997, the Bondholders' filed a motion with the Bankruptcy Court seeking to convert Fairwood's Chapter 11 case to a case under Chapter 7 or, alternatively, for the appointment of a Chapter 11 trustee. By order dated March 2, 1999, the Bondholders' motion to convert the case or, alternatively, for the appointment of a Chapter 11 trustee, was denied in its entirety. On March 10, 2000, the District Court entered an Order affirming the Bankruptcy Court's decision in all respects. The Second Circuit Court of Appeals affirmed the District Court's decision by summary order filed January 4, 2001.

         By order dated May 9, 2001, the Bankruptcy Court dismissed Fairwood's Chapter 11 case and that order has become final. Under the terms of the dismissal, no liabilities were compromised nor was a formal plan of reorganization approved.

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     Liquidity (continued)

         On November 8, 2001, the Bondholders filed a complaint against Fairwood and other parties for breach of fiduciary duty, abetting breach of fiduciary duty, fraudulent conveyance and abetting fraudulent conveyance. The Bondholders allege that Consolidated Furniture sold to affiliated companies its subsidiaries Chromcraft and Peters Revington, in 1992, and Furniture Comfort Corporation in 2001, for less than their fair value, thereby assuring that there would never be sufficient operating income to be upstreamed to Fairwood to pay the Bondholders their interest and principal upon maturity. The Bondholders seek damages, recission of the Chromcraft, Peters Revington and Furniture Comfort sales, and the imposition of a constructive trust. The Bondholders seek relief for the benefit of, rather than from, Fairwood from which they would request the court to compensate them.


(12)     Flood damage

         In September 1999, Barcalounger Division, the only remaining operating division of Furniture Comfort, incurred substantial damage due to floods caused by the heavy rains of Hurricane Floyd. The damage to inventory was approximately $5.8 million. This amount includes the destruction of all finished inventory, approximately 95% of work in process and approximately 50% of raw materials. Barcalounger lost sales as a result of its Rocky Mount, North Carolina plant being closed for approximately three weeks. Losses experienced by the Company were largely offset by insurance proceeds. The net effect was a $0.5 million loss reflected in loss from discontinued operations on the statement of operations.


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

         The Company's only remaining operating company through October 9, 2001 is reflected as discontinued operations in the statement of operations for the years ended December 31, 2001, 2000 and 1999.

                      FAIRWOOD CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(14)     Selected Quarterly Financial Data (Unaudited)


                                               Quarter Ended
                           March 31,      June 30,   September 29,  December 31,
                             2001           2001          2001          2001
                             ----           ----          ----          ----
Net sales                  $     --            --            --            --
Operating income (loss)        (658)         (853)           78        (3,078)
Interest on indebtedness     21,060        20,292        19,580        18,104
Income (loss) from
 discontinued operations        989           461          (214)         (117)
Net loss                    (20,438)      (20,523)      (20,618)      (20,847)



                                               Quarter Ended
                           April 1,        July 1,   September 30,  December 31,
                             2000           2000          2000          2000
                             ----           ----          ----          ----
Net sales                  $     --            --            --            --
Operating income (loss)        (658)         (645)         (336)          349
Interest on indebtedness     20,021        21,555        21,304        23,232
Income from
 discontinued operations      1,065         1,007         1,385           497
Net loss                    (19,568)      (21,176)      (20,211)      (22,391)


         As discussed in Note 2, the statements of operations for all periods presented herein have been reclassified to reflect Furniture Comfort as a discontinued operation. During the fourth quarter of 2000, Barcalounger recorded an additional liability of approximately $0.6 million due to former Stratford employees, which was included in income from discontinued operations for the quarter ending December 31, 2000.

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

                             Director      Position and Principal Occupation or
       Name            Age     Since       Employment Held During Last 5 Years
       ----            ---     -----       -----------------------------------
John B. Sganga          70     1990        Chief Financial Officer, Executive
                                           Vice President and Treasurer since
                                           September 1989. Mr. Sganga has also
                                           been, inter alia, Chief Financial
                                           Officer, Executive Vice President,
                                           Controller and Treasurer of
                                           Consolidated Furniture since
                                           September 1989. Mr. Sganga has been a
                                           director of Consolidated Furniture
                                           since February 1990.


M. Saleem Muqaddam      55     1992        Vice President, CVCL, an affiliate of
                                           the Company, from 1989 until January
                                           2002. Mr. Muqaddam was also vice
                                           president of CSCL, an affiliate of
                                           CVCL. Previously, Mr. Muqaddam spent
                                           16 years with Citibank, N.A., an
                                           affiliate of the Company, in senior
                                           managerial positions. Mr. Muqaddam is
                                           also a director of Consolidated
                                           Furniture, Chromcraft Revington,
                                           Inc., and Plantronics, Inc.

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

       The following was the president of Furniture Comfort Corporation and may have been deemed to be an executive officer of the Company up until October 9, 2001:

                                                                   Date Assumed
       Name              Age               Position                  Position
       ----              ---               --------                  --------
Wayne T. Stephens         51     President and Chief               February 1999
                                 Executive Officer
                                 Furniture Comfort Corporation

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

Summary Compensation Table

Name and
Principal                          Annual Compensation       All Other
Position                 Year      Salary        Bonus      Compensation
--------                 ----      ------        -----      ------------
John B. Sganga           2001     $150,000     $ 50,000     $  7,560(1)
Executive VP             2000     $150,000     $     --     $  7,560(1)
 and CFO                 1999      150,000           --        7,500(1)

Wayne T. Stephens(3)     2001      156,000           --       25,603(2)
President & CEO          2000      197,000      218,375       24,249(2)
Furniture Comfort        1999      194,418      169,519       24,703(2)
Corporation

Lawrence Adelman(4)      1999       45,833           --           --
Stratford




(1) 2001, 2000 and 1999 amounts represent Consolidated Furniture contributions to the investment plan of $1,560, $1,560 and $1,500, respectively, and automobile allowance of $6,000 for each year.

(2) 2001 amount represents company contributions to the investment plan of $2,430, $727 contributed to retirement plan and $1,154 for the value of the use of a company vehicle. 2000 amount represents company contributions to the investment plan of $2,749, $20,000 contributed to a deferred compensation plan and $1,500 for the value of the use of a company vehicle. 1999 amount represents company contributions to the investment plan of $3,203, $20,000 set aside in an unfunded deferred compensation plan and $1,500 for the value of the use of a company vehicle.

(3) On October 9, 2001, pursuant to an Exchange Agreement, Consolidated Furniture transferred all of the outstanding capital stock of Furniture Comfort Corporation to Court Square Capital Limited. Consolidated Furniture compensated Mr. Stevens through October 9, 2001 (included in income (loss) from discontinued operations for 2001, 2000, and 1999).

(4) Effective February 25, 1999, Mr. Adelman resigned as President and Chief Executive Officer at Furniture Comfort Corporation.

Employment Agreements

       Consolidated Furniture entered into an employment agreement with Mr. Sganga, who is named in the summary compensation table, effective December 15, 1993, which provided for an annual salary, plus such bonuses as may be awarded in the discretion of the Board of Directors. This agreement ended on December 31, 1995, and Mr. Sganga continued to be employed under similar terms until December 31, 2001. On January 1, 2002 Mr. Sganga was retained as a consultant.

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

       During 2001, 2000 and 1999, such contributions for Mr. Sganga were $1,560, $1,560 and $1,500, respectively. The Company contribution for Mr. Stephens was $ 3,158, $2,749 and $3,203 in 2001, 2000 and 1999, respectively.

Incentive Plan

       Consolidated Furniture maintains an executive incentive (bonus) plan implemented to provide individual awards for attainment of specified business objectives. Under the executive incentive plan, each of Consolidated Furniture's profit centers is assigned certain business goals annually, which are based on earnings and cash flow. Awards are made to profit center participants based upon the extent to which their respective profit centers attain their goals. No awards were made for the 2001 Plan Year. Total awards made for the 2000 Plan Year were $488,385, including awards of $218,375 for Mr. Stephens. Total awards made for the 1999 Plan Year were $388,079, including awards of $169,519 for Mr. Stephens.

Executive Deferred Compensation Plan

       An Executive Deferred Compensation Plan effective August 1, 1999, was established by The Barcalounger Company, a division of Furniture Comfort Corporation, to provide certain of its designated executives with an additional method of planning for their retirement. In addition, the Plan serves as an incentive for them to promote the success of the Company and to encourage them to maintain their employment relationships with the Company. Total amounts contributed for 2001, 2000 and 1999 were $80,000, $100,000 and $80,000, respectively, including $20,000, $20,000 and $20,000, respectively, for Mr. Stephens.

Directors' Compensation

       As of the date of this Annual Report on Form 10-K, the Company has not determined what compensation directors who are not officers of the Company will receive for their service as director. No compensation was paid to directors for their services as directors in 1999, 2000 or 2001.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

       Fairwood's common stock consists of both voting stock and non-voting stock. The table below sets forth, as of January 31, 2002, certain information regarding the directors and executive officers and each person who owns of record or beneficially 5% or more of the outstanding shares of common stock. Such beneficial owners own their shares directly and have sole voting and investment power with respect to their shares.

                                                       Percentage of
                                    Number of       Outstanding Shares    Percentage
Name and Address               Shares of Company's     of Company's           of
of Beneficial Owner                Common Stock        Common Stock      Voting Power
-------------------                ------------        ------------      ------------
Citicorp Venture Capital            1,000,100             99.98%             60%
  Ltd. *
  399 Park Avenue
  New York, NY 10043
Thomas F. Creamer                         100              0.01%             20%
  C/O Fairwood Corporation
  1201 N. Orange Street
  Wilmington, Delaware 19801
Anthony C. Howkins                        100              0.01%             20%
  C/O Fairwood Corporation
  1201 N. Orange Street
  Wilmington, Delaware 19801
John B. Sganga                             --              0.00%              0%
  C/O Fairwood Corporation
  1201 N. Orange Street
  Wilmington, Delaware 19801
M. Saleem Muqaddam                         --              0.00%              0%
  C/O Citicorp Venture
    Capital Ltd.
  399 Park Avenue
  New York, NY 10043

----------

* Owns 999,800 shares of the Company's Class B Non-Voting Common Stock and 300 shares of the Company's Class A Voting Common Stock. Under the Company's Certificate of Incorporation, the Class B Non-Voting Common Stock is convertible into Class A Voting Common Stock, so long as the holder of the

** Class B Stock would be permitted to hold the resulting Class A Stock under applicable law. On December 31, 1990, CVCL and Fairwood entered into an Agreement and Plan to Relinquish Control pursuant to which CVCL converted 200 shares of Class B Stock into 200 shares of Class A Stock and increased its ownership of the outstanding Class A Stock from 33-1/3% to 60%. Under this Agreement, CVCL is required to convert a sufficient number of shares of Class A Stock into Class B Stock to reduce CVCL's ownership of Class A Stock such that

CVCL will no longer be presumed to have control of Fairwood under the regulations of the Small Business Administration upon the earlier of (i) the date on which the Company's ratio of earnings before interest, taxes and depreciation to interest expense on a consolidated basis has been 1.5 to 1 for three consecutive fiscal quarters or (ii) December 31, 1997 (or such later date as may be consented to by the Small Business Administration). The Small Business Administration has extended the December 31, 1997 conversion date to December 31, 2002. The Agreement has been accepted by the Small Business Administration. CVCL is a subsidiary of Citibank, N.A., a national bank which is owned by Citigroup and is an affiliate of CSCL.


Ownership by Directors and Officers

       As of January 31, 2002, no shares of the Company's common stock were beneficially held by any director or officer.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As further described in the Company's financial statements in Item 8, a large majority of the Company's long-term debt at December 31, 2001 is payable to CSCL, was an affiliate of CVCL, the Company's majority shareowner. M. Saleem Muqaddam, was a director of the Company and vice president of CVCL and CSCL until January 2, 2002. During 2001 and at December 31, 2001, the largest aggregate amount of indebtedness outstanding that was payable to CSCL was approximately $722.7 million. See Note 4, Long-term Debt, in the Notes to Consolidated Financial Statements set forth in Item 8. During 2001 the Company borrowed approximately $51.8 million from CSCL and repaid $24 million to CSCL through the exchange of all of the outstanding capital stock of Furniture Comfort Corporation. During 2002 no borrowings will be made from CSCL and that no repayments to CSCL will be made, since Consolidated Furniture was dissolved on February 7, 2002. Also no interest due to CSCL on the senior subordinated pay-in-kind debentures, which interest approximates $16.4 million, will be paid.

         399 Venture Partners, Inc. ("VPI"), an affiliate of CVCL owns a majority of Furnishings International Inc. (formerly Simmons Holding Corporation)("Furnishings"), the parent of Simmons Upholstered Furniture Corporation ("Simmons"). M. Saleem Muqaddam was a vice president of VPI and a director of Furnishings, Simmons and the Company until January 2, 2002. Stratford and Simmons were parties to a Manufacturing Agreement dated as of November 29, 1995 (the "Agreement"). Under this Agreement, Stratford had agreed to manufacture product for and supply product on behalf of Simmons for a term of one year, subject to automatic annual renewals, unless terminated by either party. The Agreement was terminated in 1999.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                               Page
         --------------------                                               ----
         The following financial statements and supplementary data are included in Part II, Item 8:

         Independent Auditors' Report..................................      13
         Consolidated Balance Sheets at December 31, 2001 and 2000.....      14
         Consolidated Statements of Operations for the Years ended
           December 31, 2001, 2000 and 1999............................      15
         Consolidated Statements of Shareowners' Equity (Deficit)
           for the Years ended December 31, 2001, 2000 and 1999........      16
         Consolidated Statements of Cash Flows for the Years ended
           December 31, 2001, 2000 and 1999............................      17
         Notes to Consolidated Financial Statements ...................    18-33




     2.  Financial Statement Schedule

         For the three years ended December 31, 2001:

         Schedule II--Valuation and Qualifying Accounts
                          and Reserves.................................      47



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

         (4.63) Twenty-seventh Amendment, dated as of December 29, 2000, to Credit Agreement (incorporated by reference to Exhibit 4.63 of the 2000 Form 10-K).

         (4.64) Tenth Amendment, dated as of December 29, 2000, to the Senior Subordinated Debentures (incorporated by reference to Exhibit
                  4.64 of the 2000 Form 10-K).

         (10.1) Mohasco Executive Retirement Plan, (incorporated by reference to Exhibit 10.1 of the 1990 Form 10-K).

         (10.2) Mohasco Corporation Executive Incentive Plan, (incorporated by reference to Exhibit 10.2 of the 1990 Form 10-K).

         (10.3) Amendment, dated December 31, 1991, to the Mohasco Executive Retirement Plan, (incorporated by reference to Exhibit 10.3 of the 1991 Form 10-K).

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

         (10.7) Exchange Agreement dated October 9, 2001 among Consolidated Furniture Corporation and Court Square Capital Limited, (incorporated by reference to Exhibit 2.1 of the October 24, 2001 Form 8-K.

         (21.1)   List of Subsidiaries of the Registrant.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long term debt of the Company and its consolidated subsidiaries.




(b)      Reports on Form 8-K

         Filed October 24, 2001 regarding transfer of all of the stock of Furniture Comfort Corporation in settlement of $24 million under the existing Credit Agreement.

                                                                     Schedule II

                      FAIRWOOD CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 2001, 2000 and 1999
                                 (In Thousands)


                               Balance at      Additions          Deductions          Balance
                               beginning       charged to            from            at close
       Description             of period        earnings           reserves          of period
       -----------             ---------        --------           --------          ---------
Valuation and qualifying
 accounts and reserves
 deducted from accounts
 and notes receivable:


          2001

Allowance for discounts          $   24             --                (24)                --
Allowance for doubtful
 accounts                           204             --               (204)                --
                                 ------         ------             ------             ------
                                 $  228             --               (228)                --
                                 ======         ======             ======             ======



          2000

Allowance for discounts          $   25            120                121                 24
Allowance for doubtful
 accounts                           300            (18)                78                204
                                 ------         ------             ------             ------
                                 $  325            102                199                228
                                 ======         ======             ======             ======




          1999

Allowance for discounts          $   71            123                169                 25
Allowance for doubtful
 accounts                         1,246            197              1,143                300
                                 ------         ------             ------             ------
                                 $1,317            320              1,312(1)             325
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

                                        FAIRWOOD CORPORATION




                                  By:   /s/ John B. Sganga
                                        -----------------------------
                                            John B. Sganga
                                            Chief Financial Officer,
                                            Executive Vice President,
                                            Secretary and Treasurer


                                Date:   March 31, 2002
                                        -----------------------------




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.



                                                 Title




/s/ John B. Sganga                               Director and Chief
------------------                               Financial Officer,
    John B. Sganga                               Executive Vice President,
                                                 Secretary and Treasurer
                                                 (principal executive,
                                                 financial and accounting
                                                 officer)

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2002 by the following person on behalf of the Registrant and in the capacity indicated.


                                                 Title




/s/ M. Saleem Muqaddam                           Director
----------------------
    M. Saleem Muqaddam